Form 10QSB
CENTURY INDUSTRIES INC /DC/
filed 1996-05-20
CIK 355701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996
                         Commission File Number: 0-9969



                            CENTURY INDUSTRIES, INC.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      District of Columbia                            54-1100941
------------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)              Identification No.)



      45034 Underwood Lane
          Sterling, Va.                                20166
      (Mail) P.O. Box 319
          Sterling, Va.                                20167
------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (703) 471-7606.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            (1) Yes   X        No
                                    -----         -----
                            (2) Yes   X        No
                                    -----         -----

At March 31, 1996, 1,326,000 shares of the Registrant's $.001 par value common stock were issued and outstanding.

                                     INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1       Financial Statements

             Consolidated Balance Sheet:
             At March 31, 1996 and December 31, 1995

             Consolidated Statement of Income:
             For the three months periods
             ended March 31, 1996 and 1995

             Consolidated Statement of Cash Flows:
             For the three months periods
             ended March 31, 1996 and 1995



ITEM 2 Management's Analysis of Financial Condition and results of operations

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995





                                     ASSETS

                                                                3/31/96            3/31/95
                                                                -------           --------
Current Assets
  Cash                                                      $    56,046        $    (1,526)
  Accounts Receivable-Trade (Net of allowance for
     doubtful accounts of $20,000 and $20,000)                  487,565            423,445
  Marketable Securities                                           9,900                -
  Employee Advances                                               1,200                868
  Stockholder Advances                                           76,937                -
  Deferred Taxes-Current                                            -                7,387
                                                            ------------       ------------
Total Current Assets                                            631,648            430,174
                                                            ------------       ------------

FIXED ASSETS
  Software and Computer Equipment                                17,641              4,088
  Furniture and Fixtures                                         82,129             78,689
  Machinery and Equipment                                       801,062            801,061
  Transportation Equipment                                       89,139             89,139
  Leasehold Improvements                                         84,835             84,839
                                                            ------------       ------------
                                                              1,074,806          1,057,812
  Less:  Accumulated Depreciation                            (1,029,468)          (997,835)
                                                            ------------       ------------
Net Fixed Assets                                                 45,338             59,977
                                                            ------------       ------------

OTHER ASSETS
  Investment                                                     57,500                  0
  Goodwill                                                      547,244          1,001,601
  Deposits                                                        3,530                800
  Deferred Taxes                                                    -                    0
                                                            ------------       ------------
Total Other Assets                                              608,274          1,002,401
                                                            ------------       ------------

                                                            $ 1,285,260        $ 1,492,552
                                                            ============       ============

                    CENTURY INDUSTRIES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        3/31/96         3/31/95
                                                        -------        --------
CURRENT LIABILITIES
  Accounts Payable-Trade                               $  233,063      $  403,837
  Accounts Payable-Affiliate                              100,000               0
  Notes Payable                                           275,906         326,359
  Income Taxes Payable                                        -                 0
  Dividends Payable                                         4,450               0
  Accrued Expenses                                         13,383          14,046
                                                       -----------     -----------
Total Current Liabilities                                 626,802         744,242

NOTE PAYABLE, LESS CURRENT PORTION                            -               -
                                                       -----------     -----------
                                                          626,802         744,242
                                                       -----------     -----------

MINORITY INTEREST, COMMON STOCK OF SUBSIDIARY             318,000           7,000

STOCKHOLDERS' EQUITY
  Preferred Stock, convertible, $.001 par value,
      1,000,000 shares authorized,
      1,000,000 issued and outstanding                      1,000           1,000
  Common Stock, $.001 par value,
      25,000,000 shares authorized,
      1,326,000 issued and outstanding                      1,326           1,326
  Additional Paid in Capital                              591,750       1,122,226
  Retained Earnings (Deficit)                            (253,618)       (428,142)
                                                       -----------     -----------
Total Stockholders' Equity                                340,458         748,310
                                                       -----------     -----------

                                                       $1,285,260      $1,492,552
                                                       ===========     ===========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                                         3/31/96           3/31/95
                                                         -------           -------
Sales                                                   $729,410          $617,247
Cost of Sales                                            463,133           479,429
                                                       ----------        ----------

GROSS PROFIT ON SALES                                    266,277           137,818
                                                       ----------        ----------

Operating Costs
  Payroll Expenses                                        98,706            80,961
  Professional Fees                                      142,765             3,976
  Auto, Travel and Entertainment                          10,906             6,831
  Amortization and Depreciation                            2,932             3,308
  Office and Misc. Expense                                37,991            29,412
                                                       ----------        ----------
Total Operating Costs                                    293,300           124,488
                                                       ----------        ----------

NET INCOME (LOSS) FROM OPERATIONS                        (27,023)           13,330
                                                       ----------        ----------

Other Income (Expense)
  Gain on Disposition of Assets                              -              14,519
   Interest Expense                                      (11,007)          (15,262)
                                                       ----------        ----------
Total Other Income (Expense)                             (11,007)             (743)
                                                       ----------        ----------

INCOME BEFORE INCOME TAXES                               (38,030)           12,587

Provision (Benefit) for Taxes                            (14,200)              -
                                                       ----------        ----------

NET INCOME (LOSS)                                       $(23,830)         $ 12,587
                                                       ==========        ==========

Preferred Stock Dividends of Subsidiary                   (4,450)           (1,950)
                                                       ----------        ----------

Net Income Available for Common Stockholders            $(28,280)         $ 10,637
                                                       ==========        ==========

EARNINGS PER SHARE                                      $  (0.01)         $   0.00
                                                       ==========        ==========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                          ADDITIONAL     RETAINED        TOTAL
                                                   PREFERRED    COMMON      PAID-IN      EARNINGS    STOCKHOLDERS'
                                                     STOCK       STOCK      CAPITAL     (DEFICIT)        EQUITY
                                                     -----       -----      -------     ---------        ------

BALANCE DECEMBER 31, 1995                            $1,000       $1,326     $591,750   $(227,032)       $367,044

Net loss for three months ended March 31, 1996          -            -            -       (23,830)        (23,830)

Less: Minority interest                                 -            -            -         2,000           2,000

Unrealized loss on marketable securities                -            -            -          (306)           (306)

Preferred dividends, USIB                               -            -            -        (2,500)         (2,500)

Preferred dividends, CSP                                -            -            -        (1,950)         (1,950)
                                                    --------     --------   ----------  -----------     ----------
BALANCE MARCH 31, 1996                               $1,000       $1,326     $591,750   $(253,618)       $340,458
                                                    ========     ========   ==========  ===========     ==========


                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995


                                                                             3/31/96            3/31/95
                                                                             -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                              $ 709,979          $ 609,736
  Cash paid to suppliers and employees                                       (962,586)          (584,275)
  Interest paid                                                               (11,007)           (15,262)
                                                                           -----------         ----------
Net cash provided (used) by operating activities                             (263,614)            10,199
                                                                           -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of fixed assets                                                            -               14,519
  Purchase of marketable securities                                           (10,206)               -
                                                                           -----------         ----------
Net cash provided (used) by investing activities                              (10,206)            14,519
                                                                           -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of preferred stock                                                     320,000                -
  Preferred dividends paid                                                     (1,950)               -
  Payments on notes                                                           (12,655)           (26,244)
                                                                           -----------         ----------
Net cash provided (used) by financing activities                              305,395            (26,244)
                                                                           -----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           31,575             (1,526)

Cash and Cash Equivalents - January 1                                          24,471                -
                                                                           -----------         ----------

CASH AND CASH EQUIVALENTS - MARCH 31                                        $  56,046           $ (1,526)
                                                                           ===========         ==========



Reconciliation of net income (loss) to net cash used by
  operating activities:
     Net income (loss)                                                      $ (23,830)          $ 12,587
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
          Amortization and depreciation                                         7,213              8,735
          Gain on sale of assets                                                  -              (14,519)
          (Increase) decrease in accounts receivable                          (19,431)            (7,994)
          (Increase) decrease in deposits and prepaid expenses                                    (7,287)
          (Increase) decrease in stockholder advances                         (76,937)               -
          (Increase) decrease in deferred taxes                                10,100                -
           Increase (decrease) in accounts payable                           (154,386)            14,012
           Increase (decrease) in accrued expenses                              2,457              4,665
           Increase (decrease) in income taxes payable                         (8,800)               -
                                                                           -----------         ----------

     Net cash provided (used) by operating activities                       $(263,614)          $ 10,199
                                                                           ===========         ==========



                                  (continued)

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995



NONCASH INVESTING AND FINANCING TRANSACTIONS:

During the quarter ended March 31, 1996, the Company exchanged a trade receivable recorded at $9,703 for software. Accordingly, trade receivables were reduced and software and computer equipment were increased by $9,703.

During the quarter ended March 31, 1996, the Company incurred an unrealized loss of $306 on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings were reduced by $306.

Minority interest was decreased and retained earnings increased by $2,000, the minority interest in the Company's net loss for the quarter ended March 31, 1996.

Dividends payable of $4,450 were accrued and retained earnings charged for the quarter ended March 31, 1996.

ITEM 2. Management's Discussion and Analysis

                          Century Steel Products, Inc.

Century's first quarter manufacturing revenues reflected the nation's winter weather in the steel subsidiary's marketing area, and manufacturing revenues reflect winter conditions in general. In spite of the weather, Century's warehouse sales were substantially greater than first quarter 1995, even though commercial and residential construction volume were consistent with 1995 in the region.

                          U.S. Insurance Brokers, Inc.

The Company acquired U.S. Insurance Brokers, Inc. (USIB) in Washington, DC on December 18, 1996, from Ted L. Schwartzbeck, the Executive V.P. of Century. USIB has been in its development stage since September, 1994, when it began insurance sales in December, 1995.

USIB was formed to service the members of major national associations in the D.C. area, which is home to over 4200 such associations. The laws in DC permit insurance agencies to share after expense profits with non licensed entities, whereas all other state laws prohibit commission sharing with non licensed entities, such as associations, and do not provide a clear cut path to share profits.

This business plan allows USIB to share profits with the major associations through Limited Partnership arrangements, in exchange for marketing rights, and national association news letter and magazine advertising to their members.

The insurance brokerage subsidiary, U.S. Insurance Brokers, Inc.(USIB), entered into its first major national association Limited Partnership agreements on March 8, 1996, with the National Lumber and Building Material Dealers Association (NLBMDA) in Washington, DC, an association formed in 1910 with 11,000 lumber dealer members and 270,000 employees in all 50 states. The agreements provide for USIB to market group health, commercial lines and personal lines auto insurance to the NLBMDA members and their employees on a national basis.

The NLBMDA advises that the potential annual gross group health premium for its members approximates $540,000,000, and the annual gross premium for personal lines auto approximates $400,000,000. The amount of premium actually written by USIB will depend on the competitive rates and benefits offered by the insurance carriers which have appointed USIB.

USIB has been appointed by Golden Rule Insurance Co., an Indianapolis based carrier admitted in 30 states. Golden Rule's group health plans are amongst the most competitive plans in the nation with respect to rates and benefits. They have developed plans which are especially designed for national associations with business trade groups within the associations, which exclude pre existing medical conditions, and do not require medical exams. Lower national association rates have been filed by Golden Rule with the various state insurance departments, permitting better benefits with lower rates. USIB's Commissions are established at 10%, with USIB retaining 4% of annual gross premium after commissions and Limited Partnership profit sharing plans, as its revenue stream.

USIB also has the authority to market group term life and disability plans to the NLBMDA members and employees, and has been appointed by CIGNA, Phoenix Home Life Mutual and U.S. Life Insurance Co's. as their agent to market their products to the NLBMDA members.

The NLBMDA has also granted the authority to USIB to offer commercial lines liability coverages to its members. To this effect, USIB is in active negotiations with the Howard W. Phillips Agency in Washington, DC, an agency established in 1916.

This Joint Venture will provide for USIB to be the originating broker and Phillips to be the Managing General Agent for the Lumbermens' liability coverages. The approximate annual gross premium for the NLBMDA commercial lines coverages is in excess of $500,000,000. USIB projects that a minimum of $50,000,000 of that annual gross premium will be written by USIB, with USIB projected to retain 4% of that gross premium as its annual revenue stream.

Phillips advises that it is negotiating with Firemen's Fund to provide an exclusive on the NLBMDA business in exchange for the lowest competitive rates available in the insurance marketplace.

USIB has begun to quote its rates on health coverages to the NLBMDA members in North and South Carolina, Louisiana and Tennessee at this date. USIB is expected to begin accepting premium and earning commissions from NLBMDA members and their employees during the second quarter. Commercial coverages and personal lines auto quotes will also begin income generation in the second quarter.

USIB was appointed as Insurance Broker of Record by the Association of Metropolitan Sewerage Agencies (AMSA) on April 3, 1996, as the prelude to the completion of a Limited Partnership agreement between USIB and AMSA. AMSA has 165 municipal members, and its members include the sewerage agencies in New York, Chicago and Los Angeles.

AMSA's gross insurance premium currently being paid by the municipalities to various insurance carriers is approximately $250,000,000. USIB projects a 20% minimum premium penetration level, or $50,000,000 of sales. USIB would retain approximately 4% of that amount as pre tax profits, after Limited Partnership profits and placement costs.

USIB and AMSA have agreed that the pilot placement of all lines coverage will be the AMSA Northern Ohio members, including the Cleveland municipality. The gross premium will be approximately $20,000,000.

The AMSA members have not put their insurance out for bid in over 15 years. At the time the coverage was originally placed, the insurance markets had a much smaller capacity, and coverage was therefore more difficult and more expensive. The low claims history of the past 15 years has been minimal, due to risk management, and that factor alone should help USIB to reduce the AMSA members' insurance premium costs.

USIB is in active negotiations with The National Career Colleges Association (1,000,000 members), and STPP, an association which includes many environmentally conscious municipalities and national associations. STPP has authorized USIB to develop a "green" auto insurance program for its 300 member association and municipalities, covering 7-8,000,000 members and their employees. This "green" program would reduce insurance premium rates for members through less miles traveled, the use of alternative fuels, and other methods characterized as "the transportation reform movement".

In order to obtain sufficient capital to continue operations beyond the start up development phase, USIB began a private placement of its Series A 12.5% cumulative coupon convertible preferred shares, during the first quarter. Management believes that it will complete the raise of the capital required to completely fund operations by the end of the second quarter.

USIB raised $320,000 from the private placement of 8,000 USIB convertible preferred shares during the first quarter at $40.00 per share. The proceeds from the convertible preferred share sales were more than sufficient to defray USIB's additional development costs. USIB expects to complete the hiring of all permanent personnel on a salaried basis during the second quarter 1996.

USIB has utilized the services of Association Assistance Corporation, an affiliate of Government Relations, Inc., a transportation public relations and lobbying firm on Capitol Hill, to assist USIB with its association negotiations. Government Relations, Inc. lists among its clients such entities as the San Francisco Transit Authority, and the Michigan Transit Authority.

Results of Operations

Century Steel Products, Inc.'s (CSP's) sales of $729,000 for the 1996 first quarter were $111,752 or 15% greater than the first quarter of 1995 sales of $617,247.

CSP's Trade debt was $233,063 as compared to $403,837 in the first quarter of 1995.

CSP's first quarter 1996 operating profits of $118,500 were 1000% greater than the 1995 first quarter's operating profits of $12,587, and contributed $.09 per share to the Company's consolidated earnings.

This earnings increase is attributed to CSP's overall 1996 increased sales over 1995.

USIB's first quarter 1996 operating loss was ($94,670). This loss contributed ($.07) per share to the Company's consolidated earnings. This (loss) resulted from continued development costs with respect to USIB's national association marketing agreements.

The Company's consolidated earnings per share were ($.01) for the first quarter.

                          PART II - Other Information

ITEM 1. Legal Proceedings

None. The Company's subsidiary, CSP, continues to reduce prior quarters' settled claims incurred, for an aggregate amount of $20,000. This amount is normal for the course of the CSP's business.

ITEM 2. Changes in Securities

None.

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K.

The Registrant filed 2 8-K's during the 1st Quarter:

1. An 8-K regarding the Company's acquisition of USIB, with USIB's audited financial statements at 12-31-96.

2. An 8-K attaching USIB's Limited Partnership agreement with the NLBMDA.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 1996



                    Century Industries, Inc.



                 \S\Ted L. Schwartzbeck
                    --------------------------------------------
                    Ted L. Schwartzbeck, Executive Vice President and CEO

                                NDEX TO EXHIBITS



(l)  Underwriting Agreement. Not applicable.

(2) Plan of acquisition. reorganization. arrangement, liquidation or succession. Not applicable.

(3)  Articles of Incorporation and Bylaws. Not applicable.

(4) Instruments defining the rights of security holders, including indentures. Not applicable.

(5)  Opinion: re: Legality. Not Applicable.

(6)  Opinion: re: Liquidation Preference. Not Applicable.

(7)  Opinion: re: Liquidation Preference. Not Applicable.

(8)  Opinion: re: Tax Matters. Not Applicable.

(9)  Voting Trust Agreement. Not Applicable.

(10) Material Contracts. Not Applicable.

(11) Statement re: Computation of Per Share Earnings. Not Applicable.

(12) Statement re: Computation of Ratios. Not Applicable.

(13) Annual Report to Securities Holders. etc. Not Applicable.

(14) Material Foreign Contracts. Not Applicable.

(15) Letter re: unaudited Interim, Financial Information. Not Applicable.

(16) A Letter regarding change in certified accountant. Not applicable.

(17) Letter re director resignation. Not applicable.

(18) Letter re: Change in Accounting principles. Not Applicable.

(l9) Previously Unfiled Documents. Not Applicable.

(20) Report Furnished to Security Holders. Not Applicable.

(21) Other documents or statements to security holders.  Not applicable.

(22) Subsidiaries of the Registrant. Not Applicable.

(23) Published Report Regarding Matters Submitted to Securities Holders. Not Applicable.

(24) Consents of experts and counsel. Not applicable

(25) Power of Attorney. Not applicable.

(26) Statement of Eligibility of Trustee. Not Applicable.

(27) Invitations far Competitive Bids. Not Applicable.

(28) Additional Exhibits. Not applicable.

(29) lnformation from Reports Furnished to State Insurance Regulatory Authorities. Not Applicable.