Form 10QSB
period 1996-06-30
CENTURY INDUSTRIES INC /DC/
filed 1996-08-21
CIK 355701

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 30, 1996
                       Commission File Number: 0-9969



                          CENTURY INDUSTRIES, INC.
- -------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



        District of Columbia                           54-1100941
- -------------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer incorporation or
             organization)                      Identification No.)



        45034 Underwood Lane
            Sterling, Va.                               20166
         (Mail) P.O. Box 319
            Sterling, Va.                               20167
- -------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


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

                           (1) Yes   X   No
                                    ---  ---
                           (2) Yes   X   No
                                    ---  ---

At June 30, 1996, 2,276,000 shares of the Registrant's $.001 par value common stock were issued and outstanding.

                                     INDEX



                         PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

        Consolidated Balance Sheet:
        June 30, 1996 and December 31, 1995

        Consolidated Statement of Income:
        For the three months periods ended
        June 30, 1996 and 1995, and for the
        year to date ended June 30, 1996 and 1995

        Consolidated Statement of Stockholders' Equity
        For the three months ended March 31 and June 30, 1996

        Consolidated Statement of Cash Flows:
        For the year to date ended June 30 1996 and 1995

        Notes to Financial Statements

ITEM 2 Management's Analysis of Financial Condition and results of operations

FINANCIAL STATEMENTS

In the opinion of management of Century Industries, Inc. (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and December 31, 1995, and the results of its operations and cash flows for the six-month periods ended June 30, 1996 and 1995.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1996 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                  (Unaudited)



                                     ASSETS

                                                                      06/30/96         12/31/95
                                                                      --------         --------
CURRENT ASSETS
  Cash                                                              $    48,423      $    24,471
  Accounts Receivable-Trade (Net of allowance for
     doubtful accounts of $20,000 and $20,000)                          568,578          477,837
  Marketable Securities                                                 144,751               -
  Employee Advances                                                       3,659            1,200
  Stockholder Advances                                                  121,783               -
  Deferred Taxes-Current                                                  7,900            8,000
                                                                    -----------      -----------
Total Current Assets                                                    895,094          511,508
                                                                    -----------      -----------

FIXED ASSETS
  Software and Computer Equipment                                        23,921            7,938
  Furniture and Fixtures                                                 82,129           82,129
  Machinery and Equipment                                               801,062          801,062
  Transportation Equipment                                               89,139           89,139
  Leasehold Improvements                                                 84,835           84,835
                                                                    -----------      -----------
                                                                      1,081,086        1,065,103
  Less:  Accumulated Depreciation                                    (1,034,539)      (1,022,255)
                                                                    -----------      -----------
Net Fixed Assets                                                         46,547           42,848
                                                                    -----------      -----------

OTHER ASSETS
  Investment                                                             57,500           57,500
  Goodwill                                                              547,244          547,244
  Deposits                                                                3,531            3,530
  Deferred Taxes                                                         36,100            2,100
                                                                    -----------      -----------
Total Other Assets                                                      644,375          610,374
                                                                    -----------      -----------

                                                                    $ 1,586,016      $ 1,164,730
                                                                    ===========      ===========







                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                  (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      06/30/96         12/31/95
                                                                      --------         --------
CURRENT LIABILITIES
  Accounts Payable-Trade                                            $   302,741      $   387,449
  Accounts Payable-Affiliate                                            100,000          100,000
  Notes Payable                                                         263,219          288,561
  Income Taxes Payable                                                    3,800            8,800
  Dividends Payable                                                      18,813            1,950
  Accrued Expenses                                                        9,991           10,926
                                                                    -----------      -----------
Total Current Liabilities                                               698,564          797,686

NOTE PAYABLE, LESS CURRENT PORTION                                           -                -
                                                                    -----------      -----------
                                                                        698,564          797,686
                                                                    -----------      -----------

MINORITY INTEREST, PREFERRED STOCK OF SUBSIDIARY                        920,000               -
                                                                    -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, convertible, $.001 par value,
      1,000,000 shares authorized,
      1,000,000 issued and outstanding                                    1,000            1,000
  Common Stock, $.001 par value,
      25,000,000 shares authorized,
      2,276,000 and 1,326,000 issued and outstanding                      2,276            1,326
  Additional Paid in Capital                                            735,800          591,750
  Retained Earnings (Deficit)                                          (771,624)        (227,032)
                                                                    -----------      -----------
Total Stockholders' Equity                                              (32,548)         367,044
                                                                    -----------      -----------

                                                                    $ 1,586,016      $ 1,164,730
                                                                    ===========      ===========












                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995
                AND THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                              FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                  ENDED JUNE 30                   ENDED JUNE 30
                                                          ===========================     ===========================
                                                              1996            1995            1996            1995
                                                              ----            ----            ----            ----
Sales                                                     $   739,235     $   716,738     $ 1,468,645     $ 1,333,985
Cost of Sales                                                 537,449         564,259       1,000,582       1,043,688
                                                          -----------     -----------     -----------     -----------

GROSS PROFIT ON SALES                                         201,786         152,479         468,063         290,297
                                                          -----------     -----------     -----------     -----------

Operating Costs
  Payroll Expenses                                            100,374          82,809         199,080         163,770
  Professional Fees                                           334,440          10,976         477,205          14,952
  Auto, Travel and Entertainment                               23,704           5,292          34,610          12,123
  Amortization and Depreciation                                 2,885           3,333           5,817           6,641
  Office and Miscellaneous Expense                             66,508          22,230         104,499          51,642
                                                          -----------     -----------     -----------     -----------
Total Operating Costs                                         527,911         124,640         821,211         249,128
                                                          -----------     -----------     -----------     -----------

NET INCOME (LOSS) FROM OPERATIONS                            (326,125)         27,839        (353,148)         41,169
                                                          -----------     -----------     -----------     -----------

Other Income (Expense)
  Gain on Disposition of Assets                                    -               -               -           14,519
  Miscellaneous Income                                             -            1,050              -            1,050
   Interest Expense                                            (8,733)        (16,080)        (19,740)        (31,342)
                                                          -----------     -----------     -----------     -----------
Total Other Income (Expense)                                   (8,733)        (15,030)        (19,740)        (15,773)
                                                          -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                            (334,858)         12,809        (372,888)         25,396

Provision (Benefit) for Taxes                                 (24,700)             -          (38,900)             -
                                                          -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                         $  (310,158)    $    12,809     $  (333,988)    $    25,396
                                                          ===========     ===========     ===========     ===========

Preferred Stock Dividends of Subsidiaries                     (16,913)         (1,950)        (19,413)         (1,950)
                                                          -----------     -----------     -----------     -----------

Net Income (Loss) Available for Common
  Stockholders                                            $  (327,071)    $    10,859     $  (353,401)    $    23,446
                                                          ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE                                 $     (0.15)    $      0.00     $     (0.21)    $      0.01
                                                          ===========     ===========     ===========     ===========


                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE QUARTERS ENDED MARCH 31 AND JUNE 30, 1996

                                  (Unaudited)

                                                                                         ADDITIONAL      RETAINED         TOTAL
                                                              PREFERRED      COMMON        PAID-IN       EARNINGS     STOCKHOLDERS'
                                                                STOCK         STOCK        CAPITAL       (DEFICIT)       EQUITY
                                                                -----         -----        -------       ---------       ------
BALANCE DECEMBER 31, 1995                                    $   1,000     $   1,326     $ 591,750      $(227,032)      $ 367,044

Net loss for three months ended March 31, 1996                      -             -             -         (23,830)        (23,830)

Less: Minority interest in net loss for the quarter ended
  March 31, 1996                                                    -             -             -           2,000           2,000

Unrealized loss on marketable securities                            -             -             -            (306)           (306)

Preferred dividends, USIB                                           -             -             -          (2,500)         (2,500)

Preferred dividends, CSP                                            -             -             -          (1,950)         (1,950)
                                                            ----------     ---------     ---------      ---------       ---------

BALANCE MARCH 31, 1996                                           1,000         1,326       591,750       (253,618)        340,458

Net loss for the three months ended June 30, 1996                   -             -             -        (310,158)       (310,158)

Adjustment to Minority Interest                                     -             -             -          (2,000)         (2,000)

Issuance of 450,000 shares common stock                             -            450       144,550             -          145,000

Exercise of 500,000 common stock warrants, 1-for-1                  -            500          (500)            -               -

Costs relating to issuance of 23,000 shares of USIB
  preferred stock                                                   -             -             -        (184,000)       (184,000)

Unrealized loss on marketable securities                            -             -             -          (2,985)         (2,985)

Preferred dividends, USIB                                           -             -             -         (16,913)        (16,913)

Preferred dividends, CSP                                            -             -             -          (1,950)         (1,950)
                                                            ---------------------------------------------------------------------


BALANCE JUNE 30, 1996                                        $   1,000     $   2,276     $ 735,800      $(771,624)      $ (32,548)
                                                            =====================================================================



                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                                                  6/30/96          6/30/95
                                                                                  -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                 $  1,377,905     $  1,262,307
  Cash paid to suppliers and employees                                           (1,752,707)      (1,179,601)
  Interest received                                                                   1,140               -
  Interest paid                                                                     (20,882)         (31,342)
                                                                               ------------     ------------
Net cash provided (used) by operating activities                                   (394,544)          51,364
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                          (15,984)          14,519
  Purchase of marketable securities                                                (147,945)              -
                                                                               ------------     ------------
Net cash provided (used) by investing activities                                   (163,929)          14,519
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of USIB preferred stock                                        920,000               -
  Payment of USIB stock issuance costs                                             (184,000)              -
  Preferred dividends paid                                                           (6,450)              -
  Payments on notes                                                                 (25,342)         (38,820)
  Advances (to)/from affiliates/stockholders                                       (121,783)              -
                                                                               ------------     ------------
Net cash provided (used) by financing activities                                    582,425          (38,820)
                                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 23,952           27,063

Cash and Cash Equivalents - January 1                                                24,471               -
                                                                               ------------     ------------

CASH AND CASH EQUIVALENTS - JUNE 30                                            $     48,423     $     27,063
                                                                               ============     ============

Reconciliation of net income (loss) to net cash used by operating activities:
     Net income (loss)                                                         $   (333,988)    $     25,396
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
          Issuance of common stock in exchange for consulting
            services                                                                100,000               -
          Noncash dividend income                                                       (98)              -
          Amortization and depreciation                                              12,284           17,276
          Gain on sale of assets                                                         -           (14,519)
          (Increase) decrease in accounts receivable                                (90,740)         (73,628)
          (Increase) decrease in deposits and prepaid expenses                           -            (3,026)
          (Increase) decrease in stockholder advances                                (2,459)              -
          (Increase) decrease in deferred taxes (current & noncurrent)              (33,900)              -
           Increase (decrease) in accounts payable                                  (39,708)          95,609
           Increase (decrease) in accrued expenses                                     (935)           4,256
           Increase (decrease) in income taxes payable                               (5,000)              -
                                                                               ------------     ------------

     Net cash provided (used) by operating activities                          $   (394,544)    $     51,364
                                                                               ============     ============


                                  (continued)
                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

NONCASH INVESTING AND FINANCING TRANSACTIONS:


During the quarter ended June 30, 1996, and for the six months ended June 30, 1996, the Company incurred unrealized losses of $2,985 and $3,291, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were reduced by $2,985 and $3,291, respectively.

Dividends of $18,863 were accrued and charged to retained earnings for the quarter ended June 30, 1996 ($18,813 is the remaining balance of dividends payable at June 30, 1996). Dividends charged to retained earnings for the six months ended June 30, 1996 total $23,313.

250,000 shares of the Company's common stock were issued as payment for previously accrued legal fees totaling $45,000. Therefore, accounts payable was reduced by $45,000 and common stock and additional paid in capital accounts were increased as a result of this noncash transaction.








                See accompanying notes to financial statements.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Century Industries, Inc. (the Company) was incorporated in the District of Columbia in 1993 and is the parent holding company for its subsidiaries, Century Steel Products, Inc. and U.S. Auto Owners Coverage Association, Inc.

    Century Steel Products, Inc. (CSP), which was incorporated in Virginia in 1979 and acquired by the company in 1993, manufactures and fabricates steel products used in the construction industry. CSP sells its services and products nationwide, primarily along the east coast from its sales and manufacturing plant located in Sterling, Virginia. CSP grants credit to customers in the construction industry. Consequently, CSP's ability to collect the amounts due from customers is affected by economic fluctuations in the construction industry.

    U.S. Auto Owners Coverage Association, Inc. (USAOCA), which was incorporated in the District of Columbia in 1994, provides insurance products to national membership organizations through its subsidiary, U.S. Insurance Brokers, Inc. (USIB). USAOCA owns 100% of the common stock of USIB. USAOCA was acquired by the Company from a stockholder-officer of the Company on December 31, 1995 in exchange for 1,000,000 shares of the Company's convertible preferred stock.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Century Industries, Inc. and its subsidiaries, CSP and USAOCA. The Company owns approximately 80% of CSP's common stock and 100% of USAOCA's common stock. All material intercompany accounts and transactions have been eliminated. Minority interests in a subsidiary are recognized to the extent that the minority interests in equity capital are positive. When losses applicable to minority interests exceed minority interest in equity capital, the excess is charged against the Company's interest. Subsequent minority interest earnings are credited to the Company to the extent of minority interest losses previously absorbed. In the year of acquisition, a subsidiary's income and expenses are included in the consolidated statement of operations only to the extent of post-acquisition activity.

    Since USAOCA was acquired on the last day of 1995, none of its results of operations or cash flows were included in the consolidated statements of operations and cash flows during 1995. Its assets and liabilities as of December 31, 1995 are included in the related balance sheet. USAOCA's operations, cash flows and balance sheet accounts are included in the Company's financial statements for the period ended June 30, 1996.

    ACQUISITIONS AND GOODWILL

    The consolidated financial statements include the net assets of businesses purchased and recorded at cost, which was measured by the fair value of consideration given or net assets received, whichever was more clearly evident, at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired has been allocated to and is included in goodwill. Goodwill is amortized on a straight-line basis over 15 years. Management periodically reviews the business environment of its aquirees for potential impairment writedowns.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are stated at cost. Depreciation and amortization are provided using the straight-line method for financial statements using the following estimated useful lives:

    Software and computer equipment     5-7 YEARS
    Furniture and fixtures              5-7 YEARS
    Shop machinery and equipment        7-10 YEARS
    Transportation equipment            3-7 YEARS
    Leasehold improvements              10-15 YEARS

    For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system. Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

    INCOME TAXES

    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of allowances for doubtful accounts and fixed assets for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. The Company files consolidated income tax returns.

    REVENUE RECOGNITION

    Revenue is recognized on steel products when the products are shipped to customers. Revenue is recognized on fabrication projects as contract line-item tasks are completed. Line-item tasks are generally short-term in nature. Accordingly, expenses are recognized when incurred. Losses are recognized when reasonable estimates of the amount of loss can be made. The Company periodically reviews the credit, collection and sales allowance history and status of its customers and provides for potential losses.

    Commissions from insurance contracts generated by USAOCA's subsidiary are recognized as insurance premiums are collected by the insurance carriers.

    EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The warrants to purchase shares of common stock are assumed to be outstanding for all periods presented.

2)  SALE OF PREFERRED STOCK

    During the quarter ended March 31, 1996, USIB authorized 125,000 shares of 12.5% cumulative preferred stock, convertible to common stock of the Company at the rate of 40 shares of the Company for one preferred share of USIB. At June 30, 1996, USIB had sold 23,000 shares of the preferred stock at $40 per share, for a total of $920,000 in new capital, which is included in Minority Interest of the Company. These shares are redeemable at $40 per share at the option of USIB or, under certain circumstances, are convertible to common stock of the Company.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


3)  INCOME TAXES

The provision (benefit) for taxes consists of the following:

                         FOR THE THREE MONTHS      FOR THE SIX MONTHS
                            ENDED JUNE 30             ENDED JUNE 30
                         ====================     ====================

                            1996       1995          1996       1995
                         =========    -------     =========    -------
         Current
               Federal   $   2,700    $   -      $  (3,800)    $   -
               State         1,100        -         (1,200)        -
                         ---------    -------    ---------     -------
                             3,800        -         (5,000)        -
         Deferred          (28,500)       -        (33,900)        -
                         ---------    -------    ---------     -------
                         $ (24,700)   $   -      $ (38,900)    $   -
                         =========    =======    =========     =======


    USAOCA had a net loss for the year ended December 31, 1995 in the amount of $113,000. The Company may use the loss to offset future USAOCA taxable income. Due to the uncertainty of being able to use the loss carryforward of $113,000, the related deferred tax asset has been reserved in full. Additionally, at June 30, 1996 the Company has approximately $334,000 of net operating losses available to offset future income. The related deferred tax asset of $136,500 has been reduced by a valuation allowance of $102,300.



4)  RELATED PARTY TRANSACTIONS

    During the quarter ended June 30, 1996, USIB and USAOCA advanced approximately $61,000 to stockholder-officers of the Company and an affiliated party, and received repayment of approximately $16,400. For the six months ended June 30, 1996, USIB and USAOCA advanced approximately $138,200 to stockholder-officers of the Company and an affiliated party, and received repayment of approximately $16,400.

    For the six months ended June 30, 1996, an officer of USIB received $184,000 for services provided in issuing shares of preferred stock of USIB.
    Retained Earnings was reduced by this amount as a stock issuance cost.

5)  STOCKHOLDERS' EQUITY

    CSP declared dividends to its preferred stockholders in the amounts of $1,950 and $1,950 during the quarters ended June 30, 1996 and 1995, respectively, and $3,900 and $1,950 for the six months ended June 30, 1996 and 1995, respectively.

    USIB declared dividends to its preferred stockholders in the amount of $16,913 during the quarter ended June 30, 1996, and $19,413 for the six months ended June 30, 1996.

    Shares of common stock were reserved at June 30, 1996 for the following:

      Exercise of 807,300 outstanding warrants expiring
        December 31, 2000, entitling holders to purchase
        one share at $0.01                                         $  807,333
      Conversion of 1,000,000 shares preferred stock , 1-for-1      1,000,000
      Conversion of 24,500 shares CSP preferred stock, 4-for-1         98,000
      Conversion of 23,000 shares USIB preferred stock, 40-for-1      920,000
                                                                   ----------
                                                                   $2,825,333
                                                                   ==========

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996



6)  ACQUISITION OF D.C. PARTNERS, LTD., INC.

    On June 30, 1996, the Company entered into a "Plan and Agreement of Reorganization and Capitalization" (Agreement) through its wholly-owned subsidiary U.S. Insurance Brokers (USIB), with D.C. Partners, Ltd., Inc. (D.C. Partners). The Agreement called for the acquisition by USIB of D.C. Partners in two phases. The first phase is the purchase for $700,000 of 49% of the equity as represented by Series B Common Stock. Series B Common Stock, although representing 49% of the equity in D.C. Partners, has only 4.9% of the total votes. The shares are to be acquired as payments are made to D.C. Partners. Between July 1 and August 14, 1996, $300,000 had been paid by USIB to D.C. Partners.

    In the second phase of the acquisition, the remaining equity and voting stock in D.C. Partners will be surrendered to the Company in exchange for 750,000 shares of the voting common stock of the Company (representing approximately 25% of the then total outstanding common stock) plus a cash payment of $3,000,000. The surrender of the shares and the remittance of the cash and stock shares shall occur within one year of June 30, 1996, per the Agreement.

    The Agreement requires, among other things, the employment of one of the Company's shareholder-directors as the president and chief operating officer of D.C. Partners. This individual and the majority stockholder of D.C. Partners shall act as co-chairmen of the Company and shall be entitled to participate in a stock option plan to be established by the Company. In addition, the majority stockholder of D.C. Partners shall receive 70,000 shares of the Company's common stock and 50,000 options for his efforts and costs incurred in completing this transaction.

    Contingencies:

    1. In the event the Company is unable, for any reason, to transfer the shares or pay the cash consideration within the terms stated within the Agreement, one of the following may occur:

    i) D.C. Partners may repurchase the 49% equity and 4.9% voting interest previously transferred to USIB for $600,000.

    ii) The original shareholders of D.C. Partners can require the Company to issue them sufficient shares which shall, in the aggregate, provide them with a then market value, coupled with the Company's shares already issued, of $5,500,000. This option contemplates that the full 100% purchase of D. C. Partners by the Company will be consummated.

    iii) The original shareholders of D.C. Partners can block the merger and require the Company to issue 750,000 shares of the Company's stock as a penalty for failure to deliver the cash consideration. This option contemplates the continued 49% ownership and 4.9% voting interest in the merging corporation by the Company.

    The original shareholders of D.C. Partners shall have sole responsibility to elect, if any, one of the options presented above if the Company cannot complete the purchase as described pursuant to the Agreement.

    2.  The Agreement is subject to shareholder approval at each company.

    3.  The Agreement is subject to approval by the Internal Revenue Service
    (IRS) of the transaction as a Section 368 (a) (1) (A) transaction. Failure to meet the IRS qualification could result in restructuring of the Agreement, payment of additional monies by the Company to D.C. Partners, and/or arbitration.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996



6)  ACQUISITION OF D.C. PARTNERS, LTD., INC. (CONTINUED)

The following UNAUDITED financial statements are presented for the period ended June 30, 1996 for D.C. Partners.


                            D.C. PARTNERS, LTD., INC.
                            BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 1996


                         ASSETS
 CURRENT ASSETS
   Cash                                       $   200,000
   Accounts Receivable                            678,101
   Employee Advances                               28,373
   Stockholder Advances                           247,593
   Other                                            8,488
                                              -----------
 Total Current Assets                           1,162,555
                                              -----------

 FIXED ASSETS
   Software and Computer Equipment              1,220,165
   Furniture and Fixtures                         673,325
   Transportation Equipment                        66,051
   Leasehold Improvements                          76,716
                                              -----------
                                                2,036,257
   Less: Accumulated Depreciation                (353,710)
                                              -----------
 Net Fixed Assets                               1,682,547
                                              -----------

 OTHER ASSETS
   Investments                                    230,099
   Deposits                                        53,372
   Deferred Taxes                                 147,000
   Other                                           24,990
                                              -----------
 Total Other Assets                               455,461
                                              -----------

                                              $ 3,300,563
                                              ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable-Trade                      $   742,927
  Accrued Expenses                                 88,237
  Other Accrued Liabilities                       293,000
  Income Taxes Payable                              3,631
                                              -----------
Total Current Liabilities                       1,127,795
                                              -----------

LONG-TERM LIABILITIES
  Term Loan                                       484,783
  Capital Lease Obligation                        371,365
                                              -----------
Total Long-Term Liabilities                       856,148
                                              -----------

STOCKHOLDERS' EQUITY
  Common Stock, Series A,
   2,500 shares issued AND
   outstanding, $1.00 stated                        2,500
  Common Stock, Series B,
   1,290 shares issued and
   outstanding, 1.862 par                           2,402
  Additional Paid in Capital                      747,216
  Retained Earnings                               564,502
                                              -----------
 Total Stockholders' Equity                     1,316,620
                                              -----------

                                              $ 3,300,563
                                              ===========

                           D.C. PARTNERS, LTD., INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  QUARTER ENDED                            YEAR TO DATE
                                                                  JUNE 30, 1996                           JUNE 30, 1996
                                                                =================                       =================
 Revenues                                                          $ 2,659,389                             $ 5,577,164
 Direct Costs                                                        1,366,469                               2,588,781
                                                                   -----------                             -----------
     Gross Profit                                                    1,292,920                               2,988,383
 Selling, General & Administrative Expenses                          1,370,308                               2,879,250
                                                                   -----------                             -----------
     Operating Profit (Loss)                                           (77,388)                                109,133
 Non-operating Revenue(Expense)                                        (25,803)                                (73,232)
                                                                   -----------                             -----------

 Net Income (Loss)                                                 $  (103,191)                            $    35,901
                                                                   ===========                             ===========

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996



6)  ACQUISITION OF D.C. PARTNERS, LTD., INC. (CONTINUED)

    The following PRO FORMA information is presented for the period ended June 30, 1996 for D.C. Partners and the Company as if the first phase of the transaction contemplated by the Agreement had been completed as of January 1, 1996. The purchase of 49% of the equity and 4.9% of the voting stock of D.C. Partners would be recorded in accordance with the equity method. Pursuant to APB 18, the equity method may be applicable even if the investor's voting interest is less than 20% when there is evidence that the investor is able to exert significant influence. The Company will have significant influence due to the position held by one of its shareholder-directors as president and chief operating officer of D.C. Partners.

    At June 30, 1996, on a pro forma basis, as if the first phase of the Agreement had taken place on January 1, 1996, the Company's investment account would have increased by approximately $718,000 ($700,000 purchase price plus $18,000 from investee earnings); minority interest would have increased by $700,000 (assuming that the cash for the investment would have been raised from additional proceeds from the sale of USIB preferred stock): and net income and retained earnings would have increased by $18,000 from investee earnings.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENT OF COMPUTATION OF
                               EARNINGS PER SHARE
                             JUNE 30, 1996 AND 1995


                                                               FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                   ENDED JUNE 30                     ENDED JUNE 30
                                                           =============================     ==============================

                                                                1996            1995             1996             1995
                                                                ----            ----             ----             ----
EARNINGS PER SHARE

Adjusted Net Income (Loss):

    Net income (loss)                                       $ (310,158)      $   12,809       $ (333,988)      $   25,396

    Dividends on preferred stock                               (16,913)          (1,950)         (19,413)          (1,950)
                                                            ----------       ----------       ----------       ----------

Total adjusted net income (loss)                     (I)    $ (327,071)      $   10,859         (353,401)          23,446
                                                            ==========       ==========       ==========       ==========

Total adjusted weighted-average shares
     outstanding                                     (II)    2,117,666        2,633,275        1,721,833        2,633,275
                                                            ==========       ==========       ==========       ==========

Earnings (loss) per share (I divided by II)                 $    (0.15)      $     0.00       $    (0.21)      $     0.01
                                                            ==========       ==========       ==========       ==========

ITEM 2. Management's Discussion and Analysis

The Company's CSP steel subsidiary's second quarter revenues remained normal and consistent with prior years. Warehouse sales were consistent with prior years, and the Company has continued to increase its "fabricate and install" business. Steel fabricators have had to add installation of their products to their sales in order to compete successfully in the marketplace. CSP expects to fabricate and install approximately $3,000,000 of sales in 1996, consistent with 1995 sales.

Results of Operations

                          Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $ 739,627 for the second quarter were 3% greater than the second quarter of 1995 sales of $716,738 by $22,889.

CSP's second quarter operating profits of $36,903 were more than the 1995 second quarter's operating profits of $27,839, a increase of 30%.

This is attributed to the fact that while materials, labor and warehouse costs were 71%, as opposed to 79% in the second quarter of 1995, salaries increased minimally as a result of earlier cost containment measures in 1994.

The quarterly net earnings were $24,133 for 1996, and $12,809 for the same 1995 second quarter.

Revenues year to date for the first 6 months were $1,468,645 for 1996, as compared to $1,333,985 for 1995, an increase of $134,660 or 9%. Year to date operating income for 1996 was $170,981 as opposed to $41,169 in 1995, an increase of $129,812 or more than 400%. Net income after provision for taxes for year to date 1996 was $145,786 as compared to $25,396 year to date 1995, an increase of $120,390 or more than 500%.

Trade debt decreased to $313,726 from $385,502 in the second quarter of 1996 over the second quarter 1995, and the trade receivables were subsequently increased to $588,578 at the end of the second quarter 1996, compared to $489,562 in 1995 due to increased sales.

Sales could increase substantially over projections should the Company find itself able to purchase additional automation machinery and equipment which would provide greater production without concomitant labor costs.

Raw materials prices have increased somewhat from 1995 prices.

 U.S. Auto Owners Coverage Association, Inc. (USAOCA) and its wholly owned subsidiary, U.S. Insurance Brokers, Inc. (USIB)

      On June 30, 1996, The Company and USIB entered into an agreement to acquire and merge with DC Partners, Ltd. (DCP), a 40 year old third party claims administrator headquartered in New Jersey. Phase one of the acquisition requires USIB to purchase 49% of DCP for $700,000 directly from DCP, and Phase two requires the Company to pay 750,000 shares of common stock and for USIB to pay an additional $3,000,000 to the DCP shareholders for the remaining 51% of DCP.

      DCP will use the first $700,000 as capital for expansion. The Company's Chairman, Richard Campanaro, is acting as DCP's Chief Operating Officer, and has been in that position since March, 1996.

     USIB is paying much less per share for the 49% position in DCP than it is paying for the 51%, and the Company's common shares to be issued in Phase two were valued at $2.40 per share for accounting purposes. DCP's equity at June 30, 1996 was $1,316,620, and 49% was equal to $645,143. USIB is therefore paying approximate book value for its 49%. The 51%, representing $1,071,476 at book value, will cost $4,800,000 in cash and stock. The entire purchase and merger cost to the Company in consolidation will average out at a factor of 3.2 times book value of DCP. Once the 51% has been purchased, USIB and DCP will merge, with USIB surviving. (See footnotes to the Company's financial statements included herein.)

     The Company's management entered into the DCP acquisition/merger transaction based upon what the Company believes to be the synergy between the companies. DCP has 185 employees, all of which are familiar with insurance claims management, billing, adjustment and settlement. Claims underwriting does not materially differ from insurance premium underwriting, billing, renewals, etc. As USIB is producing premium through its Limited Partnership agreements with the NLBMDA and AMSA, it either had to hire personnel to process the quotes and administrate underwriting, billing and renewals, or acquire a company that could accomplish those tasks.

      In addition, the DCP management has entered into active negotiations, on USIB's behalf, with various insurers, i.e. the Ranger Insurance Company in Texas, and the Zurich Insurance Group, for the placement of the AMSA municipal lines business being generated by USIB, in order to offer the AMSA members a national program with respect to reduced insurance rates.
The Ranger began processing requests for more than $2,500,000 of gross premium during the 2nd quarter. DCP has also entered into active negotiations with U.S. Healthcare and with CNA, on USIB's behalf, to design a national major medical health program and auto program for the NLBMDA members and their employees at reduced rates, as USIB's Limited Partner.

      USIB had expected to pay out an average of 5% of gross premium generated to third party administrators, but the advent of the DCP acquisition/merger will keep those outside costs in house at DCP, who will provide that administration. DCP projects that their in house administrative costs will not exceed 3% of gross premium, thereby providing approximately 2% of gross premium for the DCP's income statement's operating income.

      DCP administrates and services claims for more than 200 state, regional and national clients through their offices in New Jersey, Michigan and Florida offices. These clients include organizations who have self inured programs, and insurers who prefer outside risk and claims management.
DCP's major class of insurance business administrated is workers compensation, managing and keeping those claims in line.

      DCP had revenues of $5,577,164 and operating income of $109,133 for the 6 months to date at June 30,1996, and DCP's management projects operating earnings of $300,000 for 1996. The following table represents DCP's prior four years revenues and operating income:

Year                        1995          1994          1993          1992
- ----                        ----          ----          ----          ----
Revenues                $10,253,410    $9,305,519    $7,749,501    $6,691,467
Operating Income             73,579       347,546       239,138       497,010

     Additionally, CIGNA's HMO has appointed the Joint Venture between USIB and Management Services, Inc. of Reston, VA to provide health coverage to NLBMDA members and their employees in Georgia and Louisiana. The coverage area will be increased as CIGNA realizes claims experience on the insured risks in those states. The CIGNA HMO rate has been established as a national program, substantially reducing NLBMDA health premium costs. Kemper
Insurance has also appointed the Howard W. Phillips Agency in Washington,
DC to provide personal lines auto coverage though a Joint Venture between USIB and Phillips for the NLBMDA members and their employees in nine states as a pilot program after which will be extended to all states after a claims history is established.

      USIB has had substantial development costs during 1996. However, USIB's management expects the 3rd quarter of 1996 to be profitable, with the development cost being relegated to unamortized start up expense which will be depreciated over several years, rather than being expensed quarterly from income. The impact on USIB's quarterly income will then be substantially lessened.

       USIB has raised $920,000 year to date pursuant to its self underwritten private offering through June 30. Securities sales and related offering expense was approximately $200,000. Cash on hand was approximately $130,000, advances receivable were approximately $121,000, and actual development expense applied to its various insurance marketing limited partnership agreements with the NLBMDA and AMSA was approximately $469,000 year to date.

      $300,000 of the funds subsequently raised during the 3rd quarter were expended towards the DCP acquisition/merger. USIB's pro forma ownership of the first 49% of DCP are reflected in the foot notes to the financial statements herein.

      The USIB convertible preferred shares being sold in the private offering will be convertible to the Company's common stock at a conversion rate of the average of the Company's market price per share during the course of the offering, after the first $1,000,000 raised on a conversion price of $1.00 per share.

      The Company expects to issue a maximum of 2,300,000 common shares to the preferred shareholders upon the completion of the offering, if all shareholders convert, increasing the number of common shares outstanding to 4,576,000. The 750,000 shares to be issued to the DCP shareholders would further increase the maximum outstanding common shares to 5,326,000, once the DCP acquisition is completed.

      USIB intends to file a Form 10 with the Securities and Exchange Commission during the 3rd Quarter, effectively registering the USIB convertible preferred shares so that if the registration becomes effective, the USIB can apply to the NASDAQ for its preferred shares to trade separately on the NASDAQ market.

Such a registration would provide preferred USIB shareholders with liquidity and retention of their dividends, which would also reduce the ultimate dilution of the Company's common shares.

                            Century Industries, Inc.

      The Company's capital account in consolidation does not include the equity reflected in the preferred stock issuance by USIB, as that entry is presently being shown as a separate account as a minority preferred stock interest of the USIB subsidiary. This capital will be returned to the Company's capital account once the Company's common shares are issued to the USIB preferred shareholders if and when the USIB private offering is completed.

      The Company's proforma ownership of the 49% equity interest in DCP is reflected in the footnotes to its quarterly financials statements herein, is shown without consideration of the issuance of the Company's common shares for the USIB preferred shares.

     Year to date 6 months operating income for each subsidiary, with DCP's earnings presented on a pro forma basis until the 100% acquisition/merger is completed, are as follows:

Century Steel Products, Inc.              $  170,981
USAOCA and USIB                             (469,000)*
DC Partners, Ltd.                            109,133
                                          ----------
     Actual Operating income (loss)         (188,886)**

   * Development stage start up expenses

 * * Before parent company expenses and consolidating entries.

PART II - Other Information

ITEM 1. Legal Proceedings

None. The Company's subsidiary, CSP, continues to settle small amounts owed trade creditors prior to the second quarter, totaling approximately
$25,000.  This amount is normal in the course of the Company's business.

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

USIB, the Company's subsidiary, registered an Initial Private Offering of convertible preferred shares with New York State Department of Law in the amount of $1,000,000 in May, 1996, and will subsequently register an additional $4,000,000 in September , 1996, in order to raise sufficient proceeds to finance the DCP acquisition.

The Company also entered into an services for fees agreement with Marketing Direct Concepts, Inc., an advertising firm, whereby MDC has featured the Company in a full page color advertisement in the magazine Financial World in August, and in the Robb Report magazine in September, as well as in all of the major airlines In Flight magazines. In October the Company will have a full page color advertisement in Smart Money magazine. In addition, MDC has featured the Company on its Internet site, as one of the companies recommended by the Blechman Report, a national financial news letter published by Bruce Blechman, the author of the book "Guerrilla Investing".
The Blechman Report news letter will feature the Company in August, 1996, and the Company will also be featured on the Blechman Report nationally syndicated radio show in August as well.

ITEM 6. Exhibits and Reports on Form 8-K.

The Registrant filed one 8-K during the 2nd Quarter, on April 24, 1996 covering USIB's appointment by AMSA as its national insurance Broker of Record for placing the commercial lines insurance coverage for its 165 municipal member agencies.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 1996

                       Century Industries, Inc.


                       ----------------------------------------------
                       Ted L. Schwartzbeck, Exec. V.P. and CEO

                              INDEX TO EXHIBITS



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