Form 10QSB
period 1996-09-30
CENTURY INDUSTRIES INC /DC/
filed 1996-11-21
CIK 355701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996
                         Commission File Number: 0-9969



                           CENTURY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          District of Columbia                           54-1100941
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer incorporation or
              organization)                         Identification No.)




     45034 Underwood Lane
        Sterling, Va.                                      20166
     (Mail) P.O. Box 319
         Sterling, Va.                                     20167
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)



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

At September 30, 1996, 3,026,000 shares of the Registrant's $.001 par value common stock were issued and outstanding.

                                     INDEX



                         PART I - FINANCIAL INFORMATION

ITEM 1       Financial Statements

             Consolidated Balance Sheet:
             September 30, 1996 and 1995

             Consolidated Statement of Income:
             For the three months periods
             ended September 30, 1996 and 1995
                          and
             Year to Date for the nine months
             ended September 30, 1996 and 1995

             Consolidated Statement of Cash Flows:
             for the Year to date for the nine months ended September 30, 1996 and 1995

             Notes to Financial Statements

ITEM 2 Management's Analysis of Financial Condition and results of operations

FINANCIAL STATEMENTS

In the opinion of management of Century Industries, Inc. (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and December 31, 1995, and the results of its operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1996 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                  (UNAUDITED)



                                     ASSETS



                                                                                    9/30/96                12/31/95
                                                                                 -------------          --------------
CURRENT ASSETS
  Cash                                                                           $    534,963           $     24,471
  Accounts Receivable-Trade (Net of allowance for
     doubtful accounts of $35,000 and $20,000)                                      1,854,876                477,837
  Marketable Securities                                                               147,618                    -
  Employee Advances                                                                    38,840                  1,200
  Stockholder Advances                                                                250,385                    -
  Other Current Assets                                                                 32,641                  8,000
                                                                                 ------------           ------------
Total Current Assets                                                                2,859,323                511,508
                                                                                 ------------           ------------

FIXED ASSETS
  Software and Computer Equipment                                                   1,453,651                  7,938
  Furniture and Fixtures                                                              759,560                 82,129
  Machinery and Equipment                                                             801,062                801,062
  Transportation Equipment                                                            177,190                 89,139
  Leasehold Improvements                                                              169,535                 84,835
                                                                                 ------------           ------------
                                                                                    3,360,998              1,065,103
  Less:  Accumulated Depreciation                                                  (1,609,774)            (1,022,255)
                                                                                 ------------           ------------
Net Fixed Assets                                                                    1,751,224                 42,848
                                                                                 ------------           ------------

OTHER ASSETS
  Investments                                                                         368,027                 57,500
  Goodwill (Net of accumulated amortization of $27,362 and $0)                      5,400,937                547,244
  Other Assets                                                                        171,241                  5,630
                                                                                 ------------           ------------
Total Other Assets                                                                  5,940,205                610,374
                                                                                 ------------           ------------

                                                                                 $ 10,550,752           $  1,164,730
                                                                                 ============           ============





                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                  (Unaudited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          09/30/96           12/31/95
                                                       --------------     --------------
Current Liabilities
  Accounts Payable-Trade                               $  1,483,444        $   387,449
  Accounts Payable-Affiliate                                100,000            100,000
  Notes Payable                                             666,605            288,561
  Income Taxes Payable                                        3,631              8,800
  Dividends Payable                                          50,950              1,950
  Accrued Expenses                                          102,177             10,926
  Other Deferred Credits                                    233,654                -
  Due to Former Shareholders of D.C. Partners             3,000,000                -
Total Current Liabilities                              ------------        -----------
                                                          5,640,461            797,686

Note Payable, less current portion                          733,945                -
                                                       ------------        -----------
                                                          6,374,406            797,686
                                                       ------------        -----------

Minority Interest, preferred stock of subsidiary          2,079,500                -
                                                       ------------        -----------

Stockholders' Equity
  Preferred Stock, convertible, $.001 par value,
      1,000,000 shares authorized,
      1,000,000 issued and outstanding                        1,000              1,000
  Common Stock, Class A, $.001 par value,
      25,000,000 shares authorized,
      3,026,000 and 1,326,000 issued and outstanding          3,026              1,326
  Common Stock, Class B, $.001 par value,
      25,000,000 shares authorized,
      0 issued and outstanding                                  -                  -
  Additional Paid in Capital                              2,985,050            591,750
  Retained Earnings (Deficit)                              (892,230)          (227,032)
Total Stockholders' Equity                             ------------        -----------
                                                          2,096,846            367,044
                                                       ------------        -----------

                                                       $ 10,550,752        $ 1,164,730
                                                       ============        ===========




                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
             AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                            For the Three Months        For the Nine Months
                                            Ended September 30          Ended September 30
                                            ------------------------------------------------

                                               1996          1995           1996        1995
                                               ----          ----           ----        ----
STEEL PRODUCTS
      Sales                                    $ 611,925      $851,647      $2,080,570  $2,185,631
      Cost of Sales                              487,013       506,894       1,489,058   1,550,581
                                               ---------      --------      ----------  ----------
      Gross Profit on Sales                      124,912       344,753         591,512     635,050
                                               ---------      --------      ----------  ----------

      Operating Costs
       Payroll Expenses                           98,484        87,643         297,564     251,413
       Professional Fees                           3,927         6,494          24,814      21,417
       Auto, Travel and Entertainment              7,575        10,354          23,259      22,476
       Amortization and Depreciation               2,145         2,972           6,361       9,612
       Office and Miscellaneous Expense           36,910        32,964         104,181      84,636
                                               ---------      --------      ----------  ----------
      Total Operating Costs                      149,041       140,427         456,179     389,554
                                               ---------      --------      ----------  ----------

      Other Income (Expense)
       Other income                                    -         1,050           1,463       1,050
       Gain on Sale of Fixed Asset                     -             -               -      14,518
       Interest Expense                           (6,724)       (7,758)        (27,606)    (39,100)
                                               ---------      --------      ----------  ----------
      Total Other Income (Expense)                (6,724)       (6,708)        (26,143)    (23,532)
                                               ---------      --------      ----------  ----------

      Income (loss) before taxes                 (30,853)      197,618         109,190     221,964
                                               ---------      --------      ----------  ----------

DEVELOPMENT STAGE INSURANCE OPERATION
     Operating Costs
      Professional Fees                          115,450             -         572,768           -
      Auto, Travel and Entertainment              16,400             -          35,326           -
      Amortization and Depreciation               29,388             -          30,989           -
      Office and Miscellaneous Expense            76,390             -         112,618           -
                                               ---------      --------      ----------  ----------
     Total Operating Costs                       237,628             -         751,701           -
                                               ---------      --------      ----------  ----------

     Other Income (Expense)
      Interest Income                              2,656             -           3,893           -
      Interest Expense                              (472)            -            (567)          -
                                               ---------      --------      ----------  ----------
     Total Other Income (Expense)                  2,184             -           3,326           -
                                               ---------      --------      ----------  ----------

     Income (Loss) Before Taxes                 (235,444)            -        (748,375)          -
                                               ---------      --------      ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES               (266,297)      197,618        (639,185)    221,964

     Provision (Benefit) for Taxes               (12,143)            -         (51,043)          -

     NET INCOME (LOSS)                         $(254,154)     $197,618      $ (588,142) $  221,964
                                               ---------      --------      ----------  ----------

     Preferred Stock Dividends of Subsidiaries   (49,000)       (1,950)        (76,420)     (5,850)
                                               ---------      --------      ----------  ----------

     Net Income (Loss) Available for Common
      Stockholders                             $(303,154)     $195,668      $ (664,562) $  216,114
                                               =========      ========      ==========  ==========

Earnings (Loss) per Share                      $   (0.13)     $   0.07      $    (0.35) $     0.08
                                               =========      ========      ==========  ==========

                See accompanying notes to financial statements.
                                      F-4

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE QUARTERS ENDED MARCH 31, JUNE 30 AND SEPTEMBER 30, 1996

                                 (UNAUDITED)


                                                                                       ADDITIONAL     RETAINED         TOTAL
                                                               PREFERRED    COMMON      PAID-IN       EARNINGS     STOCKHOLDERS'
                                                                 STOCK       STOCK      CAPITAL       (DEFICIT)        EQUITY
                                                               ---------    ------     ----------     ---------    -------------
BALANCE DECEMBER 31, 1995                                       $1,000       $1,326   $  591,750     ($227,032)      $  367,044

Net loss for three months ended March 31, 1996                       -            -            -       (23,830)         (23,830)

Less: Minority interest in net loss for the quarter ended
  March 31, 1996                                                     -            -            -         2,000            2,000

Unrealized loss on marketable securities                             -            -            -          (306)            (306)

Preferred dividends, USIB                                            -            -            -        (2,500)          (2,500)

Preferred dividends, CSP                                             -            -            -        (1,950)          (1,950)
                                                               -----------------------------------------------------------------

BALANCE MARCH 31, 1996                                           1,000        1,326      591,750      (253,618)         340,458

Net loss for the three months ended June 30, 1996                    -            -            -      (310,158)        (310,158)

Adjustment to Minority Interest                                      -            -            -        (2,000)          (2,000)

Issuance of 450,000 shares common stock                              -          450      144,550             -          145,000

Exercise of 500,000 common stock warrants, 1-for-1                   -          500         (500)            -                -

Costs relating to issuance of 23,000 shares of USIB
  preferred stock                                                    -            -            -      (184,000)        (184,000)

Unrealized loss on marketable securities                             -            -            -        (2,985)          (2,985)

Preferred dividends, USIB                                            -            -            -       (16,913)         (16,913)

Preferred dividends, CSP                                             -            -            -        (1,950)          (1,950)
                                                               -----------------------------------------------------------------

BALANCE JUNE 30, 1996                                            1,000        2,276      735,800      (771,624)         (32,548)

Net loss for the three months ended September 30, 1996               -            -            -      (254,154)        (254,154)

Issuance of 750,000 shares of common stock                           -          750    2,249,250             -        2,250,000

Reclassification of costs relating to issuance of USIB
  preferred stock                                                    -            -            -       184,000          184,000

Unrealized gain on marketable securities                             -            -            -         2,655            2,655

Preferred dividends, USIB                                            -            -            -       (51,157)         (51,157)

Preferred dividends, CSP                                             -            -            -        (1,950)          (1,950)
                                                               -----------------------------------------------------------------

BALANCE SEPTEMBER 30, 1996                                      $1,000       $3,026   $2,985,050     $(892,230)      $2,096,846
                                                               =========================================================--------


               See accompanying notes to financial statements.

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (UNAUDITED)

                                                                           9/30/96             9/30/95
                                                                           -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                         $ 1,961,018        $ 1,904,664
  Cash paid to suppliers and employees                                  (2,539,400)        (1,811,573)
  Interest received                                                          3,584                  -
  Interest paid                                                            (28,173)           (39,090)
                                                                       -----------        -----------
Net cash provided (used) by operating activities                          (602,971)            54,001
                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of fixed assets                                                           -             14,518
  Cash acquired in acquisition of D.C. Partners, Ltd., Inc.                100,303                  -
  Purchase of fixed assets                                                 (52,555)                 -
  Purchase of marketable securities                                       (147,945)                 -
  Investment in D.C. Partners, Ltd., Inc.                                 (700,000)                 -
                                                                       -----------        -----------
Net cash provided (used) by investing activities                          (800,197)            14,518
                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of USIB preferred stock                             2,480,000                  -
  Payment of USIB stock issuance costs                                    (400,500)                 -
  Preferred dividends paid                                                 (27,420)                 -
  Payments on notes                                                        (37,818)           (40,090)
  Advances (to)/from affiliates/stockholders                              (100,602)                 -
                                                                       -----------        -----------
Net cash provided (used) by financing activities                         1,913,660            (40,090)
                                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       510,492             28,429

Cash and Cash Equivalents - January 1                                       24,471                  -
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                               $   534,963        $    28,429
                                                                       ===========        ===========


Reconciliation of net income (loss) to net cash used
     by operating activities:
     Net income (loss)                                                 $  (588,142)       $   221,964
     Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
          Issuance of common stock in exchange for consulting
            services                                                       100,000                  -
          Noncash dividend income                                             (309)                 -
          Amortization and depreciation                                     46,555             13,812
          Gain on sale of assets                                                 -            (14,518)
          (Increase) decrease in accounts receivable                      (121,189)          (286,080)
          (Increase) decrease in deposits and prepaid expenses              (4,639)            (1,320)
          (Increase) decrease in income tax refund receivable               (4,261)                 -
          (Increase) decrease in deferred taxes (current & noncurrent)     (48,600)                 -
           Increase (decrease) in accounts payable                          23,163            105,995
           Increase (decrease) in accrued expenses                           3,251             14,148
           Increase (decrease) in income taxes payable                      (8,800)                 -
                                                                       -----------        -----------
     Net cash provided (used) by operating activities                  $  (602,971)       $    54,001
                                                                       ===========        ===========


                                  (continued)
                See accompanying notes to financial statements.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

NONCASH INVESTING AND FINANCING TRANSACTIONS:


During the quarter ended September 30, 1996, and for the nine months ended September 30, 1996 the Company recognized an unrealized gain of $2,655 and an unrealized loss of $636, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased by $2,655 for the quarter ended September 30, 1996, and reduced by $636 for the nine months ended September 30, 1996.

Dividends of $53,107 were accrued and charged to retained earnings for the quarter ended September 30, 1996. Dividends charged to retained earnings for the nine months ended September 30, 1996 total $76,420.

250,000 shares of the Company's common stock were issued as payment for previously accrued legal fees totaling $45,000. Therefore, accounts payable was reduced by $45,000 and common stock and additional paid in capital accounts were increased as a result of this noncash transaction.

Per the "Amendment to Plan and Agreement of Reorganization and Capitalization" entered into between Century Industries, Inc. (the Company) and D.C. Partners, Ltd., Inc. (D.C. Partners), 750,000 shares of the Company's common stock was issued to D.C. Partners' former shareholders on September 30, 1996, along with an agreement to pay an additional $3,000,000 in cash and/or stock by September 30, 1997. The Company purchased D.C. Partners' net assets of $1,218,382, including the cash acquired of $100,303.





               See accompanying notes to financial statements.
                                     F-7

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


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

     USIB, which was incorporated in the District of Columbia on April 27, 1995, is a development stage life and casualty insurance agent which markets full service association life, automobile, homeowner and health insurance plans, and life insurance company-managed financial products to various associations and other membership-based organizations.

     Scibal Associates, Inc. (Scibal), which is owned by D.C. Partners, Ltd., Inc. (D.C. Partners), operates as a third party claims administrator (TPA) processing a wide range of claim types including medical, workers' compensation, general liability, product liability, professional malpractice and other insurance claims for its clients throughout the United States. D.C. Partners was acquired and merged into USIB effective September 30, 1996. (See Note 2 below.)

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

     Since USAOCA was acquired on the last day of 1995, none of its results of operations or cash flows were included in the consolidated statements of operations and cash flows during 1995. Its assets and liabilities as of December 31, 1995 are included in the related balance sheet. USAOCA's operations, cash flows and balance sheet accounts are included in the Company's financial statements for the period ended September 30, 1996.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


     PRINCIPLES OF CONSOLIDATION (continued)
     D.C. Partners was acquired by USIB on September 30, 1996. Therefore none of its results of operations or cash flows are included in the consolidated statements of operations and cash flows for the nine months ended September 30, 1996. Its assets and liabilities as of September 30, 1996 are included in the related balance sheet.

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

     FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Furniture, equipment and leasehold improvements are stated at cost. For financial reporting, depreciation and amortization are provided using straight-line and double-declining balance methods and the following estimated useful lives:

          Software and computer equipment    5-7 YEARS
          Furniture and fixtures             5-7 YEARS
          Machinery and equipment            7-10 YEARS
          Transportation equipment           3-7 YEARS
          Leasehold improvements             10-27 YEARS

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

     REVENUE RECOGNITION
     Steel Products
     Revenue is recognized on steel products when the products are shipped to customers. Revenue is recognized on fabrication projects as contract line-item tasks are completed. Line-item tasks are generally short-term in nature. Accordingly, expenses are recognized when incurred. Losses are recognized when reasonable estimates of the amount of loss can be made. The Company periodically reviews the credit, collection and sales allowance history and status of its customers and provides for potential losses.

     Development Stage Insurance Operations
     Commissions from insurance contracts generated by USAOCA's subsidiary are recognized as insurance premiums are collected by the insurance carriers.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


     REVENUE RECOGNITION (continued)
     Claims Administration
     Scibal contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, Scibal will administer up to a specified number of claims. Scibal recognizes this revenue on a pro rata basis throughout the billing year. If fewer than the estimated number of claims are administered, Scibal is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, Scibal is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met.

     Scibal derived approximately 18% of its total revenues for the nine months ended September 30, 1996 from one customer.

     EARNINGS PER SHARE
     Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The warrants to purchase shares of common stock are assumed to be outstanding for all periods presented.

2)   ACQUISITION OF D.C. PARTNERS, LTD., INC.
     On June 30, 1996, the Company entered into a "Plan and Agreement of Reorganization and Capitalization" (Agreement) through its wholly-owned subsidiary U.S. Insurance Brokers (USIB), with D.C. Partners, Ltd., Inc. (D.C. Partners). The Agreement called for the acquisition by USIB of D.C. Partners in two phases. The first phase was the purchase for $700,000 of 49% of the equity in D.C. Partners as represented by its Series B Common Stock. The Series B Common Stock, although representing 49% of the equity in D.C. Partners, has only 4.9% of the total voting power.

     In the second phase of the acquisition, which was originally to be completed by June 30, 1997, the remaining equity and voting stock in D.C. Partners were to be surrendered to the Company in exchange for 750,000 shares of the voting common stock of the Company plus a cash payment of $3,000,000. On September 30, 1996, the Agreement was amended and the remaining stock purchase was accelerated. The Company issued 750,000 shares of its Class A Common Stock and committed to escrowing $1,000,000 by January 15, 1997 and raising $2,000,000 more through USIB's preferred stock offerring. The Company also issued "in blank" a warrant to be held in escrow for the benefit of D.C. Partners' shareholders. If USIB is unable to provide the D.C. Partners' shareholders with the additional $2,000,000 by September 30, 1997, the shareholders may exercise the warrants for shares of the Company's Class B Common Stock with demand registration rights sufficient to yield not less than $2,000,000 to the D.C. Partners shareholders.

     The Agreement requires, among other things, the employment of one of the Company's shareholder- directors as the president and chief operating officer of D.C. Partners. This individual and the majority stockholder of D.C. Partners shall act as co-chairmen of the Company and shall be entitled to participate in a stock option plan to be established by the Company. In addition, the majority stockholder of D.C. Partners shall receive 70,000 shares of the Company's common stock and 50,000 options for his efforts and costs incurred in completing this transaction.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


2)  ACQUISITION OF D.C. PARTNERS, LTD., INC. (continued)

PRO FORMA INFORMATION
    The following UNAUDITED pro forma information purports to show the effects on financial position at September 30, 1996 and results of operations for the nine months ended September 30, 1996 and the twelve months ended December 31, 1995, had the acquisition of D.C. Partners (DCP) occurred at the beginning of each period. This unaudited pro forma information is based on historical financial position and results of operations, adjusted for acquisition costs and amortization of goodwill, and is not necessarily indicative of what results would have been had the Company operated DCP since the beginning of each period.


   STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED 9/30/96                                Historical                         PRO FORMA
          (UNAUDITED)                                            ----------                         ---------
                                                          Century          DCP     Adjustments      COMBINED
                                                        ----------       -------    ----------     -----------
Revenues                                                $2,080,570    $8,315,527     $      -      $10,396,097
Cost of sales                                            1,489,058     3,035,594            -        4,524,652
                                                        ----------       -------    ----------     -----------
     Gross profit                                          591,512     5,279,933            -        5,871,445
Operating expenses                                         456,179     5,124,942       164,000 (a)   5,745,121
Other (income) expense                                      26,143       133,461            -          159,604
Development stage subsidiary loss                          748,375            -             -          748,375
                                                        ----------       -------    ----------     -----------
Income before income taxes                                (639,185)       21,530      (164,000)       (781,655)
Income tax provision (benefit)                              51,043            -             -           51,043
                                                        ----------       -------    ----------     -----------

Net income (loss)                                       $ (588,142)      $21,530    $ (164,000)    $  (730,612)
                                                        ==========       =======    ==========     ===========


(a)  The adjustments to operating expenses include the following items:

          Acquisition costs                           $(80,000)
          Goodwill amortization                        244,000
                                                      --------
                                                      $164,000
                                                      ========

   STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED 12/31/95                        Historical                             PRO FORMA
          (UNAUDITED)                                       ----------                             ---------
                                                    Century        DCP (b)         Adjustments     COMBINED
                                                  ----------      --------         -----------    -----------
Revenues                                          $2,707,901   $10,253,410         $      -       $12,961,311
Cost of sales                                      2,112,305     5,127,634                -         7,239,939
                                                  ----------      --------         ---------      -----------
     Gross profit                                    595,596     5,125,776                -         5,721,372
Operating expenses                                   561,266     5,000,650           325,300 (c)    5,887,216
Other (income) expense                                26,593       216,598                -           243,191
Development stage subsidiary loss                         -             -                 -                -
                                                  ----------      --------         ---------      -----------
Income before income taxes                             7,737       (91,472)         (325,300)        (409,035)
Income tax provision (benefit)                         2,000        16,700           (18,700)              -
                                                  ----------      --------         ---------      -----------
Income (loss) before extraordinary item           $    9,737      $(74,772)        $(344,000)     $  (409,035)
                                                  ==========      ========         =========      ===========


(b)  This column includes the accounts of Scibal Associates, Inc.
(Scibal), DCPs' sole and wholly-owned subsidiary, which DCP acquired in 1996. Scibal's year-end is September 30. Accordingly, the amounts shown represent the twelve months ended September 30, 1995.

(c)  The adjustments to operating expenses include the following item:

        Goodwill amortization   $325,300
                                ========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


2)   ACQUISITION OF D.C. PARTNERS, LTD., INC. (CONTINUED)
     At September 30, 1996, assuming the acquisition of DCP occurred at the beginning of 1996, the Company's balance sheet would have $244,000 more accumulated amortization of goodwill, total assets would be $244,000 less and retained deficit would be $244,000 higher. Tax effects would be minimal as the related increases in deferred tax assets would be offset by a deferred tax asset valuation allowance.

3)   D.C. PARTNERS DISCLOSURES

     RETIREMENT PLAN
     D.C. Partners has in effect a 401k plan covering substantially all eligible employees. For the nine months ended September 30, 1996, D.C. Partners has elected not to match certain "pre-tax contributions" made by employees.

     INVESTMENTS
     D.C. Partners has interests in certain long-term investments, which are carried at cost. Included in the balance of investments at September 30, 1996 is the following:

                        Partial ownership of office building                      $235,527
                        Investment in Third Party Administrative Company            45,000
                        Marketable securities investment fund                       30,000
                                                                                  --------
                                                                                  $310,527
                                                                                  ========

     A former D.C. Partners shareholder (before the merger with USIB) is a partner in a partnership that owns an office building, which is currently without a tenant. D.C. Partners is paying the monthly mortgage payment of approximately $2,300 and quarterly real estate taxes, thereby establishing its basis in the building. D.C. Partners is not liable for the building's mortgage. The office building is currently for sale at a list price of approximately $400,000. D.C. Partners expects to recover its basis upon sale and payment of the mortgage balance of approximately $160,000.

     STOCKHOLDER ADVANCES
     All amounts due from stockholders are unsecured and non-interest bearing.

     COMMITMENT AND CONTINGENCIES
     Notes Payable

     D.C. Partners has the following notes payable at September 30, 1996:
          Note payable, maturing Sept. 2001, collateralized by accounts receivable, interest rate at prime rate plus 1% adjusted
              quarterly, principal payment of $8,333 per month                                                  $  500,000

         Guidance line payable, $250,000 maximum credit,
              collateralized by computer equipment,
              term of three years, interest rate at prime rate plus 1%
              adjusted quarterly, principal payment of $5,963 per month                                            213,000

          Capital lease obligation with a term of three years, imputed interest rate of 5.5%, principal and interest payment of
               $10,614 per month                                                                                   267,100

          Capital lease obligation with a term of three years, imputed interest rate of 12.5%, principal and interest payment of
               $2,987 per month                                                                                     69,707
                                                                                                                ----------
                                                                                                                 1,049,807
Less: Current portion                                                                                             (315,862)
                                                                                                                ----------
                                                                                                                $  733,945
                                                                                                                ==========

CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


3)   D.C. PARTNERS DISCLOSURES (continued)

     COMMITMENT AND CONTINGENCIES (CONTINUED)
     Line of Credit
     D.C. Partners maintains a $200,000 line of credit with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. At September 30, 1996, the balance of short-term borrowings on this line totaled $100,000, which is due on demand with interest at the prime rate. The line is renewable annually, expires in September 1997, and is secured by accounts receivable and other assets.

     Computer Lease
     On August 17, 1995, Scibal filed suit in the Superior Court of New Jersey against a computer equipment vendor and its assignees maintaining that the vendor knowingly leased them obsolete, substandard equipment which the vendor knew to be inadequate for Scibal's needs. In addition, Scibal claims that the vendor has knowingly and substantially overcharged for this equipment. Scibal is seeking to recover damages and costs related to this lease and to be relieved of any future obligations under the lease. As of September 30, 1996, corporate counsel is not able to express an opinion as to the possible outcome of the suit.

     Building Leases
     D.C. Partners and its subsidiary, Scibal, lease office space under operating leases with terms expiring through January 2001.

     Future minimum payments under these leases are as follows:

                 1997                                    $  314,275
                 1998                                       231,314
                 1999                                       197,420
                 2000 and thereafter                        263,227
                                                         ----------
                                                         $1,006,236
                                                         ==========

     Subcontract
     Scibal contracts with other TPAs to process certain claims in other states. In states with an unknown, or low volume of expected claims, these Associate offices are paid on a per-claim basis as incurred. For states with expected high volumes of claims, the Associate offices are paid a fixed monthly amount for up to the estimated number of claims to be processed annually.

     Imprest Funds
     As a TPA, Scibal maintains cash accounts, funded with clients' deposits, in order to administer clients' claims. As of September 30, 1996, there was approximately $4,300,000 on hand in these imprest accounts. Scibal reconciles these cash accounts on an ongoing basis and has accrued a liability of $233,654, which represents an unresolved reconciliation difference at September 30, 1996.

4)   SALE OF PREFERRED STOCK
     During the three months ended March 31, 1996, USIB authorized 25,000 shares of 12.5% Series A cumulative preferred stock, convertible to Class B Common Stock of the Company at the rate of 40 shares of the Company for one preferred share of USIB. USIB authorized an additional 125,000 shares of preferred stock on April 15,1996 which, upon completion of the offering, will be automatically converted into Class B Common Stock of the Company at the rate of $40 per share divided by the average quoted price of the Company's common stock during the offering period (which is currently estimated to be $2.25). Proceeds from the sale of USIB preferred stock are being used for the acquisition of D.C. Partners, as well as to support the development stage activities of USIB.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


5)   INCOME TAXES
     The provision (benefit) for taxes consists of the following:

                                              FOR THE  THREE MONTHS       FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                              ---------------------     ------------------------

                                                1996          1995        1996             1995
                                              --------       ------     ---------        -------
                   Current
                           Federal            $  2,381       $   -      $  (1,419)       $    -
                           State                   176           -         (1,024)            -
                                              --------       ------     ---------        -------
                                                 2,557           -         (2,443)            -
                    Deferred                   (14,700)          -        (48,600)            -
                                              --------       ------     ---------        -------
                                              $(12,143)      $   -      $ (51,043)       $    -
                                              ========       ======     =========        =======

     Deferred tax assets resulted primarily from the Company's net operating loss of approximately $614,000 for the period ending September 30, 1996, which is available to offset future taxable income. The related deferred tax asset of $233,200 has been reduced by a valuation allowance of $185,600. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from approximately $4,200 of charitable contributions available to offset future taxable income. The net operating loss carryforward will expire in 2011, and the charitable contributions carryforward will expire in 2000.

     Net deferred tax assets consisted of the following at September 30, 1996 and December 31, 1995.

                                                              1996           1995
                                                            ---------       -------
                  Total deferred tax liabilities            $      -        $    -
                  Total deferred tax assets                   244,300         54,600
                  Total valuation allowance                  (185,600)       (44,500)
                                                            ---------       --------
                                                            $  58,700       $ 10,100
                                                            =========       ========

     Of the net deferred tax assets at September 30, 1996 and December 31, 1995, $9,200 and $8,0000 were included in other current assets, and $49,500 and $2,100 were included as other assets, respectively.

     USAOCA had a net loss for the year ended December 31, 1995 in the amount of $113,000. The Company may use the loss to offset future USAOCA taxable income. Due to the uncertainty of being able to use the loss carryforward of $113,000, the related deferred tax asset has been reserved in full.

     At September 30, 1996, D.C. Partners had a current income tax liability of $3,631.

6)   RELATED PARTY TRANSACTIONS
     During the quarter ended September 30, 1996, USIB and USAOCA advanced approximately $53,300 to stockholder-officers of the Company and an affiliated party, and received no payments. For the nine months ended September 30, 1996, USIB and USAOCA advanced approximately $177,000 to stockholder-officers of the Company and an affiliated party, and received repayments totaling approximately $16,400.

     For the nine months ended September 30, 1996, an officer of USIB received $400,500 for services provided in issuing shares of preferred stock of USIB. Minority Interest, Preferred Stock of USIB, was reduced by this amount as a direct cost of issuing the stock.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


7)   STOCKHOLDERS' EQUITY
     CSP declared dividends to its preferred stockholders in the amounts of $1,950 and $1,950 during the quarters ended September 30, 1996 and 1995, respectively, and $5,850 and $5,850 for the nine months ended September 30, 1996 and 1995, respectively.

     USIB declared dividends to its preferred stockholders in the amount of $49,000 during the quarter ended September 30, 1996, and $70,570 for the nine months ended September 30, 1996.

     Shares of common stock were reserved at September 30, 1996 for the following:

                                                                            Class A       Class B
                                                                            -------       -------
           Exercise of 807,333 outstanding warrants expiring
                   December 31, 2000, entitling holders to purchase
                   one share at $0.01                                          807,333                -
           Conversion of 1,000,000 shares preferred stock, 1-for-1           1,000,000                -
           Conversion of 24,500 shares CSP preferred stock, 4-for-1             98,000                -
           Conversion of 25,000 shares USIB preferred stock, 40-for-1                -        1,000,000
           Conversion of 37,000 shares USIB preferred stock at the rate of $40 per share divided by the average quoted price of
                the Company's common stock during the offering period                -          657,778
           Conversion of 88,000 shares USIB preferred stock at the rate of $40 per share divided by the average quoted price of
                the Company's common stock during the offering period                -        1,564,444
           Shares to issued pursuant to the "Plan and Agreement of
                Reorganization and Capitalization"                              70,000                -
           Options to issued pursuant to the "Plan and Agreement of
                Reorganization and Capitalization"                              50,000                -
                                                                             ---------        ---------
                                                                             2,025,333        3,222,222
                                                                             =========        =========

     For purposes of the above calculations, the average quoted price of the Company's common stock during the offering period is estimated to be $2.25.

8)   RECLASSIFICATION OF STOCK ISSUANCE COSTS
     Stock issuance costs of $184,000, incurred during the six months ended June 30, 1996, have been reclassified from a reduction of Retained Earnings to a reduction of Minority Interest, Preferred Stock of Subsidiary to correctly reduce the proceeds from issuance of stock by the related issuance costs when the issuer controls the redemption and convertibility features of the stock issued. Additionally, stock issuance costs of $216,500 for the three months ended September 30, 1996 have been charged against Minority Interest, Preferred Stock of Subsidiary.

9)   MINORITY INTEREST, PREFERRED STOCK OF SUBSIDIARY
     The Company intends to convert the USIB preferred stock to Class B Common Stock of the Company in accordance with, and upon completion of, USIB's preferred stock offering. Class B Common Stock of the Company has one-hundredth (1/100) vote per share, while Class A Common has one (1.00) vote per share.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENT OF COMPUTATION OF
                               EARNINGS PER SHARE
                          SEPTEMBER 30, 1996 AND 1995




                                                           For the Three Months                      For the Nine Months
                                                            Ended September 30                       Ended September 30
                                                        --------------------------              ----------------------------

                                                           1996            1995                    1996             1995
                                                           ----            ----                    ----             ----
EARNINGS PER SHARE

Adjusted Net Income(Loss):

  Net income(loss)                                      $ (254,154)     $  197,618              $ (588,142)      $   25,396

  Dividends on preferred stock                             (49,000)         (1,950)                (76,420)          (5,850)
                                                        ----------      ----------              ----------       ----------

Total adjusted net income(loss)                 (I)     $ (303,154)     $  195,668              $ (664,562)      $   19,546
                                                        ----------      ----------              ----------       ----------

Total adjusted weighted-average shares
  outstanding                                   (II)     2,276,000       2,633,275               1,906,556        2,633,275
                                                        ----------      ----------              ----------       ----------

Earnings(loss) per share (I divided by II)              $    (0.13)     $     0.07              $    (0.35)      $     0.01
                                                        ==========      ==========              ==========       ==========


ITEM 2. Management's Discussion and Analysis

The major event for the Company during the 3rd Quarter was the completion of the purchase of the first 49% and the final 51% of DC Partners, Ltd. (DCP), detailed later in this report. The accounting consolidation of DCP has been included herein.

The Company's CSP steel subsidiary's third quarter revenues were somewhat lower than the 3rd quarter 1995, but this was due to the bulk of CSP's 3rd Quarter business consisting of installation projects, which cannot be fully billed until the fabrication and installation is complete. Requisitions may be made during the interim while installation is partial, but the bulk of the billing is realized when installation is completed. Warehouse sales were consistent with prior years, and the Company has continued to increase its "fabricate and install" business. Steel fabricators, such as CSP, have had to add the installation of their products to their sales in order to compete successfully in the marketplace.

The Company's development stage insurance broker subsidiary, U.S. Insurance Brokers, Inc. (USIB), completed the purchase of 100% of DC Partners, Ltd. in conjunction with the Company, in a go forward triangular merger. The funding for the purchase was provided from the proceeds of USIB's Regulation D offering and shares of the Company's restricted common voting stock.

The following is a discussion and analysis of each subsidiary's results of operations:

Results of Operations

                          Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $611,925 for the third quarter were 28% less than the third quarter of 1995 sales of $851,647 by $239,722. This was due to the large amount of installation projects in progress which cannot be completely billed until the installations are completed. While requisitions have been billed, the requisitions are in portions that are smaller than sections of work completed. These installation completions will be billed in the 4th quarter.

CSP's third quarter operating loss of ($30,853) was less than the 1995 third quarter's operating income of $197,618, a decrease of $228,471.

Labor and warehouse costs were $487,013, or 74% as opposed to 60% in the third quarter of 1995. Salaries increased minimally in 1996 as a result of earlier cost containment measures implemented in 1994.

Revenues year to date for the first 9 months were $2,080,570 for 1996, as compared to $2,185,631 for 1995, a decrease of $105,061 or 5%. Year to date operating income for 1996 was $109,190 as opposed to $221,964 in 1995, a decrease of ($113,774) or 49%.

Trade debt remained approximately level at $370,181. Trade receivables were subsequently increased to $617,389 at the end of the third quarter 1996.

Sales are projected to increase substantially in the 4th quarter 1996 over 4th quarter 1995, as several installation projects will be completed and billed. Oftentimes the products are fabricated, but not yet ready for installation until specific project specifications allowing for and requiring installation are completed. CSP cannot final bill for these fabricated products until they are installed.

In addition, CSP has bid and been awarded several projects for next year, which could potentially increase sales volume to $6,000,000. CSP has added a detailed drawings draftsman working full time on new project bid takeoffs in view of CSP's efforts to substantially increase CSP's sales volume for 1997.

Raw materials prices have increased minimally from 1995 prices.

As a subsequent event, CSP received a contribution to its capital in the 4th quarter of $90,000 from the parent company, and received a gain on a sale of equipment that is no longer necessary for $150,000, with $75,000 of those funds received from the buyer. The additional liquidity was not needed to capitalize present operations, as operating capital was sufficient to continue present operations. However, in view of CSP's plan to increase sales in 1997, the additional capital will be used to purchase inventory, any additional equipment needed to increase production, and to hire additional personnel.

                      U.S. Insurance Brokers, Inc. (USIB)

The USIB/DCP Acquisition/Merger

On June 30, 1996, The Company and USIB entered into an agreement to acquire and merge with DC Partners, Ltd. (DCP), a 40 year old third party claims administrator headquartered in New Jersey. Phase one of the acquisition required USIB to purchase 49% of DCP for $700,000 directly from DCP, and the June 30, 1996 agreement regarding Phase two was amended to require the Company, in exchange for the final 51% of DCP, to exchange (1) 750,000 shares of restricted common stock, for USIB (2) to exchange an annuity in the amount of $1,000,000, and (3) the Company issued a warrant for a sufficient amount of Class B shares, exerciseable at September 30, 1997, in the event that USIB's Regulation D offering fails to provide sufficient proceeds to purchase a second annuity in the amount of $2,000,000.

USIB completed the payment for Phase I on September 25, 1996. The Company, USIB and the DCP shareholders subsequently completed the Phase II triangular merger terms on September 30, 1996, whereby USIB deposited $700,000 in trust with Counsel for the benefit of the DCP shareholders for the purchase of an annuity which will be transferred and exchanged with the DCP shareholders for the balance of the 51% of the DCP shares, in conjunction with the Company issuing 750,000 shares of common voting stock valued at $3.00 per share to the DCP shareholders, or $2,250,000, completing the exchange. The Company also issued a warrant to the DCP shareholders for a sufficient number of Class B shares to equal an additional $2,000,000, in the event that USIB cannot purchase and exchange an annuity in the amount of $2,000,000 by September 30, 1997. The total cost of the exchange to the Company and USIB for Phase II totaled $5,250,000 in assets and CNTI shares. In addition, the Phase I $700,000 paid in by USIB will remain as a contribution to DCP's capital.

DCP's book value at 9-30-96 was approximately $1,600,000. The Company and USIB paid approximately 3 times DCP's book value for the final 51% of DCP. DCP had operating income for the year to date through 9-30-96 of $415,000, and projects operating income for the next 12 months of approximately $600,000. Should the DCP projections materialize, that would equate to a 19% return on the purchase price to the Company. On an annualized basis, DCP's operating income for 1996 is projected to be approximately $600,000.

The Company's Chairman, Richard Campanaro, is acting as DCP's Chief Operating Officer, and has been in that position since March, 1996. At the Company's annual meeting in December, DCP's President and CEO, David Scibal will be nominated as Co-Chairman of the Company by the Directors. Mr. Scibal will also be the Chairman and CEO of USIB upon the completion of USIB's statutory merger with DCP in 1997, wherein DCP will be dissolved, and USIB will survive.

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

In addition, the DCP management has entered into active negotiations, on USIB's behalf, with various insurers, i.e. U.S. Healthcare, and the Zurich American Insurance Group, for the placement of the NLBMDA and AMSA municipal lines business projected by USIB, in order to offer the NLBMDA and AMSA members a national program with respect to reduced insurance rates. DCP has also entered into active negotiations with U.S. Healthcare and with CNA, on USIB's behalf, to design a national major medical health program and auto program for the NLBMDA members and their employees at reduced rates, with the NLBMDA as USIB's Limited Partner.

USIB had expected to pay out an average of 5% of gross premium generated to third party administrators, but the advent of the DCP acquisition/merger will keep those outside costs in house at DCP, who will provide that administration.

USIB/DCP projects that their in house administrative costs will not exceed 2% of gross premium, thereby providing approximately 3% of gross premium for the USIB/DCP income statement's operating income upon the brokerage operations becoming operational.

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

DCP had revenues of $8,316,527 and operating income of $415,133 for the 9 months year to date at September 30,1996, and DCP's management projects operating income of approximately $600,000 for 1996. Net income for 1996 will be contingent upon the balance of any extraordinary expense charged in the 4th quarter, as DCP has substantially reduced its salaries and other operating expenses through Mr. Campanaro's management realignment efforts and reassignment of management responsibilities. The following table represents DCP's prior four years revenues and operating income:

Year                    1995        1994        1993        1992
----                    ----        ----        ----        ----
Revenues            $10,253,410  $9,305,519  $7,749,501  $6,691,467
Operating Income         73,579     347,546     239,138     497,010

     The following table illustrates DCP management's financial projections for the years 1997-1999:

Revenues                                  1997          1998         1999
--------                                  ----          ----         ----
Claims handling services             $ 12,092,607    14,003,520   18,264,772

Direct Costs:
-------------
Adjuster salaries & benefits            3,484,633     3,452,527    3,555,135
TPA fees                                2,286,072     3,478,272    6,471,602
Communications                            255,000       255,000      255,000
                                       ----------    ----------   ----------
   Total Direct Costs                   6,025,705     7,185,799   10,281,737

Gross Profit                            6,066,901     6,817,720    7,983,035
     % of Sales                             50.17%        48.69%       43.71%

Indirect Costs:
---------------
SG&A Salaries & benefits                2,353,684     2,312,605    2,407,440
Other SG&A                              2,910,404     3,090,487    3,576,903
                                       ----------    ----------   ----------
   Total SG&A                           5,264,088     5,403,092    5,984,342
Operating Income                          802,813     1,414,628    1,998,692

Non operating revenue (expense)           (75,392)      (43,406)     (24,612)
Net income before taxes                   727,421     1,371,223    1,974,080
                                          =======     =========    =========
     % of Sales                              6.02%         9.79%       10.81%

U.S. Insurance Brokers, Inc. Development Progress

CIGNA's HMO has appointed the Joint Venture between USIB and Membership Services, Inc. of Reston, VA to provide health coverage to NLBMDA members and their employees in Georgia and Louisiana Lumber Dealers Federateds. Due to Georgia's county licensing requirements, the President of the GLBMDA Federated is awaiting CIGNA's advice as to which counties CIGNA has active licenses approved. The coverage area will be increased as CIGNA realizes claims experience on the insured risks in those states. The CIGNA HMO rate has been established as a national program, substantially reducing NLBMDA health premium costs. CIGNA will quote the first 8 select Lumber Dealers in November in order to provide the GLBMDA with example's of CIGNA's rate competetiveness.

USIB's consultant has received a go ahead from the Board of Trustees of the Northeastern Lumber Dealers Federation to market US Healthcare products to the Connecticut Dealers. The Marketing Plan, which is expected to be finalized on 11-21-96, includes US Healthcare personnel providing sponsored mailings, billing, service and meeting attendance where necessary and sales being implemented through US Healthcare field representatives. The commissions to USIB for the NLBMDA endorsements is unknown at this time, but is expected to be resolved on December 3 by Mr. Campanaro and Mr. Buckelew.

The Northeastern Lumber Dealers Federated was advised on 11-14 that CNN as provided USIB with rate software so as to begin the individual auto insurance program in that regional area with the Dealers. The final decision regarding whether or not this coverage will be made available on a sponsored basis will be made after the health program with US Healthcare in Connecticut is evaluated.

The Northeastern Federated is the largest Federated in the NLBMDA. It is too early to project the premium penetration amounts or the commissions thereon until the 4th quarter.

CNA Insurance is in the process of appointing USIB to provide personal lines auto and homeowners coverage though for the NLBMDA members and their employees in nine states as a pilot program after which will be extended to all states after a claims history in the first nine states is established.

Mr. Campanaro has successfully negotiated with Guaranteed Trust Life (Chicago) to provide USIB with medicare supplement health products, long term healthcare products, home health care and a Senior Citizen disability product. These plans were requested by the Oklahoma Lumber Dealers Federated. The families of the Oklahoma Federated is the potential market for USIB, as USIB has the NLBMDA endorsement.

Effective December 15, USIB will begin quoting the CAN auto rates to the Executives of the North Carolina, South Carolina and Tennessee Limber Dealers Federated.

Effective November 15 the executives of the Eastern Lumber Dealers Federated in Maryland are being quoted auto rates. The Wisconsin and Michigan Lumber Dealer Federateds have requested USIB to secure individual auto program rates for their Dealers. USIB expects to have the CNA rates available for them sometime in December, as CNA has agreed to underwrite the Wisconsin and Michigan programs.

USIB has entered into active negotiations with Travelers/Aetna at their Association Headquarters in Connecticut, in order to provide coverage for several associations other than the NLBMDA which have requested coverage through USIB and have offered USIB their endorsements.

USAOCA was subsequently spun off in the 4th quarter, as it served no useful purpose to USIB any longer. Its only asset was USIB, which is now wholly owned by CNTI.

USIB Development Expense, Funding and Liquidity

USIB has had development costs of ($236,444) for the 3rd quarter 1996, and ($748,375) year to date for 1996. These funds were expended for rent, telephone, travel, sponsorships at NLBMDA and State Federated conventions, NLBMDA and State Federated memberships, telephone surveys, legal and accounting expense, and various consulting fees inimical to obtaining the NLBMDA and AMSA Limited Partnership Marketing/endorsement agreements, and various insurance carrier appointments. USIB also obtained advice from consultants relating to the DCP acquisition, including senior auditor "A Reorganization" tax advice. These funds were expended from proceeds realized through USIB's Regulation D offering.

USIB's management projects, based upon the earlier defined development information, that operations will begin in the 4th quarter, and that operations will be profitable in the first quarter 1997.

USIB has raised $2,480,000 year to date pursuant to its self underwritten New York State registration and/or its Regulation D private offering through September 30. Securities offering expense was approximately $400,000. The balance of the proceeds funded USIB's development expenses, the $700,000 purchase of 49% of DCP, and the $700,000 set aside in trust for purchase of a $1,000,000 annuity which was exchanged for the final 51% of DCP with the DCP shareholders. Management expects to fund the final $300,000 of the annuity purchase price by year end through offering proceeds.

The USIB convertible preferred shares being sold in the private offering will be convertible to the Company's common stock at a conversion rate of the average of the Company's market price per share during the course of the offering, after the first $1,000,000 was raised at a fixed conversion price of $1.00 per share. Subsequent USIB preferred shares will be converted at an approximate average of $2.00 per share.

The Company expects to issue a maximum of 2,500,000 common shares to the preferred shareholders upon the completion of the offering, if all shareholders convert, increasing the number of common shares outstanding to 5,526,000, which includes the 750,000 shares issued to the DCP shareholders.

USIB intends to file a Form 10 with the Securities and Exchange Commission, and take whatever steps necessary to register the convertible preferred shares, no later than the 1st Quarter of 1997, so that USIB can apply to the NASDAQ for its preferred shares to trade separately on the NASDAQ market.

Such a registration would provide preferred USIB shareholders with liquidity and retention of their dividends, which would also reduce the ultimate dilution of the Company's common shares.

                            Century Industries, Inc.

The Company's acquisition of 100% of DCP has been consolidated in the balance sheet, but DCP's income has not yet been consolidated at 9-30-96 due to time constraints placed upon the Company's auditors. Management will file an 8-K as soon as Management and the auditors have had sufficient time to discuss the pooling issues and other issues which may be amended.

Year to date 9 months revenues and operating income for each subsidiary, with DCP's earnings presented on the basis of the completed 100% acquisition/merger, are as follows:

Revenues:
CSP                                      $ 2,080,570
DC Partners, Ltd.                          8,316,627
USIB                                           -0-
                                          ----------
     Total                                10,316,570

Operating Income:
CSP                                       $  109,190
DC Partners, Ltd.                             21,530
USIB                                        (748,375)

PART II - Other Information

ITEM 1. Legal Proceedings

None. The Company's subsidiary, CSP, continues to settle small amounts owed trade creditors prior to the third quarter, totaling approximately $25,000. This amount is normal in the course of the Company's business.

ITEM 2. Changes in Securities

The Company will issue 750,000 restricted shares of its Class A common voting stock to the DCP shareholders, increasing its outstanding shares to 3,026,000 shares outstanding as a subsequent event at the 4th quarter.

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

USIB, the Company's subsidiary, registered an Initial Public Offering of convertible preferred shares with New York State Department of Law in the amount of $1,000,000 in May, 1996, and is in the process of subsequently amending that registration to include an additional $4,000,000 in November, 1996, in order to raise sufficient proceeds to complete the financing of the DCP acquisition and to complete the USIB development costs.

ITEM 6. Exhibits and Reports on Form 8-K.

The Registrant filed one 8-K and one Form 8 during the 3rd Quarter, covering USIB's purchase of the 49% equity and 4.9% voting rights of DC Partners, Ltd.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 1995

                                        Century Industries, Inc.


                                        _________________________________
                                        Ted L. Schwartzbeck
                                        Executive Vice President & CEO

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

(25) Power of Attorney. Not applicable.

(26) Statement of Eligibility of Trustee. Not Applicable.

(27) Invitations far Competitive Bids. Not Applicable.

(28) Additional Exhibits. Not applicable.

(29) Information from Reports Furnished to State Insurance
     Regulatory Authorities. Not Applicable.