Form 10KSB40
period 1996-12-31
CENTURY INDUSTRIES INC /DC/
filed 1997-04-17
CIK 355701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                     10-KSB
                             (Dated April 15, 1997)

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Calendar Year Ended December 31, 1996

                         Commission File Number: 0-9969

                             CENTURY INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     District of Columbia                                        54-1100941
-------------------------------------------------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation of organization)                            Identification No.)

        45034 Underwood Lane
           Sterling, Va.                                            20166
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code: (703) 471-7606.

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                                                     Name of each exchange on
      Title of each class                                which registered
  -------------------------                       -----------------------------
 Class A Common Voting Stock                          NASDAQ Bulletin Board

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained in any amendment to
this Form 10-KSB.   X
                  -----

Issuer's consolidated revenues for 1996 were $4,349,026.

     The aggregate market value of the 1,024,625 common voting shares of stock held by non-affiliates based upon sales of the Company's shares within the 60 days prior to December 31, 1996 at the average of the bid/asked of $3.00 was $3,073,875. The total Class A common voting shares outstanding at December 31, 1996 were 3,096,000, and the total Class B common voting shares outstanding at December 31 were 3,000,000. The Class B shares are not yet registered under 12(g).

                                     PART I

Item 1. Description of Business

                            Century Industries, Inc.

The application for incorporation of Century Industries, Inc. ("the Company") was filed in the District of Columbia on a de facto basis in December, 1992, and the certificate of incorporation was actually issued in March, 1993. The company was formed to acquire Century Steel Products, Inc. ("CSP") as its principal subsidiary, and it also subsequently acquired Alpha Energy & Gold, Ltd., a 12(g) fully reporting company listed on the NASDAQ Bulletin Board.

On April 22, 1993 The Company completed a statutory merger with its subsidiary, Alpha Energy & Gold, Ltd. ("Alpha"), a Securities and Exchange Commission fully reporting 12(g) company listed on the NASDAQ Bulletin Board. This transaction has been accounted for as a statutory merger, with the Company as the survivor.

The Company additionally acquired U.S. Insurance Brokers, Inc. (USIB) in 1995, and DC Partners, Ltd. and its wholly owned subsidiary, Scibal Associates, Inc. in 1996. The Company acquired USIB for 1,000,000 shares of convertible preferred stock of the Company, and DCP for $1,700,000 cash, 820,000 shares of Class A stock and a warrant for 777,273 shares of Class B stock. The cash for the DCP acquisition was provided through a privately placed Regulation D convertible preferred stock offering of the USIB subsidiary, convertible to 3,000,000 Class B common shares of the Company.

The Company essentially functions as a public holding company for its operating subsidiaries, without any operations of its own, other than its legal, accounting, stock transfer agent, acquisition and shareholders related record keeping responsibilities and concomitant costs on behalf of its subsidiaries, which are defrayed through management fees charged to its subsidiaries. These functions and responsibilities are generally associated with the Company's fully reporting and disclosure requirements.

A detailed description of the business of the subsidiaries is as follows:

                          Century Steel Products, Inc.

The Company's steel fabricating subsidiary was founded in Sterling, Va., at its present address in 1979, in the vicinity of Dulles Airport. Additional equipment was purchased over subsequent periods from the sale of privately placed shares to four shareholders, and from profits. In 1989 CSP repurchased all but 20% of CSP's shares, which are owned by one shareholder, a partner in Superior Steel Co. Superior shares an industrial building with CSP and buys CSP steel products.

In 1989 CSP had its largest sales year, when sales exceeded $7,000,000. The Company had expanded operations to include a bridge division, which was terminated in 1990 after the recession began affecting state revenues allocated for bridge building and repairs. During 1991 the Company discontinued the second shift, and successfully downsized in order to remain profitable.

In 1992 CSP began bidding on several "site installation fabrication projects", and business again began to increase. Heretofore the Company was a supplier of steel products to sub contractors who bid those projects. In this instance CSP seized the opportunity to become the sub contractor as well as the fabricator, to gain an additional profit margin. The demand for fabricated steel product had remained strong. Many of the independent non fabricating sub contractors had become casualties of the recession, and could no longer justify any credit arrangements with fabricators.

Products and Markets

Century Steel Products, Inc. ("CSP") is primarily engaged in fabricating (manufacturing) and selling various specialty steel products. CSP's steel products are used in the public utilities, automotive, railway equipment, commercial and residential building industries. U.S. Government contractors also use CSP's products in the metro D.C. area. The Company numbers public utilities and Fortune 500 General Contractors among its customer base. Those products consist of pre engineered parts fabricated from design criteria supplied by the Company's customers.

CSP's markets are the commercial and residential construction industries, and "warehouse" miscellaneous industries such as EPA mandated products (under ground steel tank accessories), military training devices (bomb shelters and flight simulators), stadium bleachers, and concrete block pallets.

Sales and Distribution

CSP markets its products and services, both domestically and internationally, through its own direct in house marketing sales department.

CSP's primary marketing area is east of the Mississippi River. Distribution is facilitated via interstate trucking; therefore, markets west of the Mississippi are not freight cost effective.

Warehouse steel products for the various industries are generally sold on demand rather than through contractual arrangements.

Conversely, other steel products are sold to general contractors and installed by CSP on construction projects, through contractual arrangements.

Competition and Economic Conditions

Much of the CSP's business is directly related to the commercial and residential construction industry.

CSP's products are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets or economic conditions in general. CSP is in a geographical region whose steel markets have not been as dramatically affected during the recent recession as other regions.

CSP's competitors offer a wide range of specialty steel products. No single competitor dominates the product line or market for the Company's products, and customers consistently shop for price and delivery dates.

CSP is very competitive in price, service and has always been known for the quality of its products.

Raw Materials

The majority of raw materials used by CSP are manufactured by all of the large producing domestic steel mills. The steel is purchased directly from mills, stocking warehouses and/or brokers.

CSP has no principal supplier, per se, and is dependent on no one or few suppliers, as standard grade steel is available through literally hundreds of suppliers.

Management does not anticipate significant price increases for its raw materials resulting from supply shortages or other causes. Cost increases historically have been passed on in the form of higher prices. There can be no assurance that such cost increases will always result in corresponding price increases.

Customer Base

CSP is not dependent on any major or a few major customers; all purchase orders received are the result of a bidding process. CSP's success in being the lowest bidder on a consistent basis with several major contractors has created a substantial repeat business. There has been no dependency as such on any major supplier(s).

Government Regulations

Management believes that CSP is in compliance with all applicable federal state or local laws and regulations. CSP is not engaged in the discharge of any materials into the environment, and is not subject to any existing or probable government regulations other than the normal OSHA in plant regulations. No government approval is needed for its principal products or operations.

Research and Development

CSP has not spent any funds on R&D in the past two years, other than specific research required in connection with the fabrication of a customer's order. This is generally limited to detail drawings, or a search for a particular grade, size or quality of steel raw material.

Manufacturing and Quality Control

Steel is purchased by weight, therefore CSP operates its own 100,000 lb. state certified in ground truck scale which accords CSP precise control over the cost of its purchases. CSP further operates a 60,000 lb. overhead crane, which allows CSP to purchase steel coils directly from the mills. This enables large single tonnages of steel to be purchased from mills at discount volume prices.

A central element of CSP's competitive strategy in fabricating steel products is a highly integrated manufacturing operation. This process begins with leveling steel coils, at weights in excess of 30 tons (60,000 lbs.) to specific customer length requirements. This steel can then be relocated within the plant by one of seven overhead cranes to the shearing stations. Here, steel up to 3/4" of an inch thick can be precision cut to smaller component shapes, within .0625" precision tolerances of a customer's requirements. The steel will then move to one of the press stations, where operations vary from simple cold forming at 90 degree angles, to the utilization of a 650 ton press for multi hole locations and intricate forming to varying degrees. Finally, material can be painted and loaded for delivery.

Fabricated steel products which are to be produced for subcontracted projects first require the making of detailed drawings which are extrapolated from the general architectural blueprints. Once the detailed drawings are approved for fabrication by the architect and Chief Engineer, CSP can begin fabrication.

CSP exercises quality control over each step of the fabrication process. Each product undergoes numerous quality control checks during cutting, bending, welding, drilling and painting. Finished products are subjected to further testing.

Employees

CSP employs approximately 40 persons. CSP is a merit shop (non union), and as such is not vulnerable to union demands or the possibility of strike. In an industry plagued with high employee turnover, management is proud of the fact that the average length of employment of CSP personnel is 10 years, and that employee loyalty is so substantial.

Operating Risks and Insurance

CSP maintains public liability, property damage and occupational workmen's compensation accident policies. Although in the opinion of management the limits of its insurance coverage against the inherent risks of its business and a catastrophic incident are in accordance with industry practice, such insurance may not be adequate to protect CSP against liability or losses accruing from all the consequences of any catastrophic incident. The occurrence of an event not fully covered by insurance and a determination of liability for the consequent loss of damage could result in substantial losses to CSP and have a material adverse effect upon its financial condition and results of operations.

Effects of Environmental Laws

The federal and state environmental laws have not affected CSP. CSP is however regulated by OSHA, and CSP is in full compliance with all OSHA inspections.

                      U.S. Insurance Brokers, Inc. (USIB)

In 1995 the Company acquired U.S. Insurance Brokers, Inc. located in Washington, DC (USIB). USIB plans to market all lines of insurance to members and employees of national membership based associations, and has been appointed by Golden Rule Insurance Co., Celtic Life, CIGNA, and American Medical Security Insurance Co.'s as a national association agent.

Products and Markets

USIB is a full service insurance agent/broker formed in the District of Columbia in 1995 to provide life, health, auto and homeowners insurance to members of national associations. To date in 1996, USIB has been appointed by the National Lumber and Building Material Dealers Association (270,000 members and employees nationally), the Association of Metropolitan Sewerage Agencies (165 municipal properties located nationwide) as their exclusive association insurance broker, and the Korean American Grocers Association (KAGRO), located in all 50 states and Canada.

USIB has been appointed by CIGNA, Golden Rule, American Medical Security and Celtic Life Insurance Companies as agents to sell their products nationally. These insurance carriers are rated A Excellent or better by the A.M. Best rating service. National Association rates are more competitive than non national local rates due to lessening of risk through lower claims when non peril geographic areas are averaged out with multi peril areas.

USIB has formed Limited Partnerships with its national association partners, in order that USIB as the General Partner can share the profits earned through insurance sales with its association Limited partners on insurance sold to their members.

USIB is still a development stage company. It has obtained its marketing agreements, agency appointments by insurers, hardware and software, and has retained operating personnel. It has generated a small amount of sales, and is in the process of implementing its sales programs. The implementation for the NLBMDA includes obtaining lower program rates for the members and employees from national insurance carriers, and preparing competitive quotes for members which request them. USIB also works with the 24 state federateds of the NLBMDA and their implementation committees, in order to provide programs which fulfill the needs of the federateds. USIB has also provided sample quotes for certain AMSA members through Zurich American Insurance Company, which quotes are 17% lower than the AMSA members' present commercial liability coverage.

Sales and Distribution

The associations advertise USIB's products to their members through newsletters and direct mail. The members will call an "800" number at USIB to obtain insurance quotes. When the member purchases insurance, the policies will be issued by the insurance carriers, and all direct billing is performed by the carriers. The carriers then pay USIB a pre arranged commission.

USIB is in the process of outsourcing certain of its life and health insurance marketing and administration functions through third party administrators. Third party administrators process claims for insurance carriers as well.

Customer Base

USIB's present potential customer base through KAGRO and the NLBMDA is 375,000 members and their employees.

Business Regulation

The insurance industry is highly regulated. All agencies must be licensed in every state where they solicit insurance sales, and each agent soliciting for the agency must be licensed in each state where he or she solicits on behalf of the agency. On association group term life insurance sales master policies are utilized and certificates of insurance are issued to members. Health insurance is sold by licensed life agents. Many states require the posting of a bond by casualty agents. USIB is a licensed life and casualty broker in the District of Columbia, and its agents are licensed in the District of Columbia and several other states.

Employees

USIB hires its agents as independent contractors on a commission basis, as is standard in the insurance agency industry. Underwriting, bookkeeping, legal and accounting and other services are performed by consultants and outside professionals. USIB has no statutory employees.

Quality Control

Once a customer receives an acceptable quote, the customer sends in his or her premium, and the coverage is bound through the issuance of a binder. The premium is remitted to the insurance carrier. Both the agent and carrier keep comparable records. There is very little margin for error, due to each agent being licensed and bonded.

Operating Risks

USIB's marketing agreements with its Limited Partner associations are effective initially for 5 year periods, and are renewable upon agreement by the parties. Errors and Omissions policies are in place, covering fraud, inadvertent mistakes, and potential liability from customer lawsuits. No assurance is ever given with respect to premium sales, which are based on the rates and benefits provided by the various insurance carriers. Carriers traditionally raise rates when claims exceed acceptable standards. If risk management practices did not effectively minimize claims, and the carriers raised rates beyond competitive marketplace levels, business would inevitably dwindle.

General

USIB is a general insurance agent. As part of its ordinary course of business, USIB enters into agency agreements with life, health, and property and casualty insurance companies to sell insurance policies. Under the agency agreements, the unaffiliated insurance companies pay USIB commissions for policies sold. These agency agreements allow USIB to initiate and maintain relationships with customers and to continue these relationships following termination of the agency agreements. USIB is a licensed and regulated insurance agent in the District of Columbia, and is in the application process of being licensed and regulated as an insurance agent and broker in 46 other states.

USIB was formed to sell, as an insurance agent, all lines of life, health and casualty insurance products to members of various trade associations, credit unions and other membership based organizations (the "Associations"). USIB's business plan is to make all consumer lines of insurance coverage available to National Association members at the lowest rates available in the country on a nationwide basis.

USIB will market its insurance products to Association members through a unique relationship which USIB develops and arranges with each Association. This unique relationship, which involves USIB forming partnerships, both general and limited, with targeted Associations, provides a method whereby the Associations can share in the profits generated by USIB from the sales of insurance products to a particular Association's members. The Company believes that the partnership arrangements established with Associations will provide the Associations themselves with significant incentives to allow USIB to be the only insurance agent with access to a particular Association's proprietary information and data for the purpose of soliciting Association members, as well as providing incentives for the Association to recommend and endorse USIB's insurance products to its members through the use of such mediums as Association newsletters and the like.

USIB's strategy is to expand its business by increasing the number of Associations that it has as limited partners, and to provide its customers with the broadest range of insurance products available in the insurance market. In this regard, USIB is headquartered among the largest concentration of Associations in the nation, Washington, D.C.

USIB, organized in April 1995 under the laws of the District of Columbia, has its principal executive offices at 1155 Connecticut Ave., N.W., Suite 300, Washington, D.C., 20036 and its telephone number is (202)965-6555. It has administrative offices at 8500 Leesburg Pike, Suite 210, Vienna, VA 22182.

Market Overview

Historically, Associations have purchased insurance benefits for their members directly from various insurance companies product by product. As a result, the insurance companies by law can only pay the Associations an endorsement/advertising fee of no more than three percent (3%) of gross premium amounts for the Associations' participation in the marketing of the insurance companies products to the Associations' members. In addition, the Associations are traditionally required to provide the insurance companies with a copy of their membership lists for marketing purposes, and therefore have had little sales accountability control.

USIB, as an insurance broker and agent rather than an insurance company, and as a domiciliary of the District of Columbia, has utilized decisional law in the District of Columbia to avail itself of structuring partnership arrangements with Associations, thereby permitting USIB to (i) share greater fees with the Associations than allowed under traditional "endorsement fee" arrangements,
(ii) provide Associations with a "supermarket" of life, health and casualty insurance products simultaneously as benefits for their members and (iii) provide Associations with sales accountability controls.

The foregoing referenced factors should enable USIB to market its insurance products to Associations without what the Company believes is significant competition since no other insurance agency known to the Company specifically targets Associations as partners. Further, USIB believes that its market of Associations is enhanced further by the fact that no other insurance agency known to the Company has been appointed by the large, well rated, high profile insurance companies which have appointed USIB as their agents, and which have developed such competitive group rates for Association members. Therefore, the Company believes that there exists a large and viable market for USIB's insurance products and partnership arrangements, although absolutely no assurance to this effect can be given.

Business Operations

Since its inception, USIB's primary business operations have consisted of negotiations with various insurance companies for the purpose of establishing agency relationships with such insurance companies, and have also consisted of negotiations with various Associations for the purpose of establishing and entering into partnership arrangements with such Associations. Of necessity, the Associations must review the partnership documents, and the Associations' membership demographics must be presented to the various insurance carriers for loss projection actuarial workups. In many instances, insurers file various rate reductions on an ad hoc basis for various Associations, a process which is permitted in most states only for Association members.

USIB has been appointed as a general insurance agent for Cigna Group Insurance (rated A+ Superior by A.M. Best Insurance Rating Service ("A.M. Best")), Golden Rule Insurance Co. (rated A+ Superior by A.M. Best), Celtic Life Insurance Co., Guaranteed Trust Life and American Medical Security (rated A Excellent by A.M.
Best). USIB has been appointed by American Medical Security (the Wisconsin Insurance Group) as a general agent to sell Preferred Provider Plans offered by American Medical Security. The Company has been appointed by CIGNA's HMO, and expects to be appointed by the Firemen's Fund Insurance Group (all rated A Excellent - A+ Superior by A.M. Best) in May, 1997.

USIB has completed its Limited Partnership Marketing Agreements with the National Association of Lumber and Building Materials Dealers (270,000 members and employees), and has been appointed Broker of Record by the Association of Metropolitan Water & Sewerage Treatment Agencies (165 municipal government agencies), and the National Korean Grocers Association (23,000 member businesses), and is in active negotiations with STPP, an environmental association of associations which numbers the Sierra Club and the National Wildlife Federation among its members.

The Company purchased a computer software system, which is designed to handle the processing/underwriting of up to 500 daily insurance quote and binding requests, with the rates in 35 Acord states available. The computer equipment is set up and programmed to utilize the Delphi Smartsystem integrated insurance agency software, the Equifax Systems for Motor Vehicle Reports and Accident ("Clue") Reports, and to access the insurers' mainframe computer for underwriting purposes, through the IVANS Insurance Protocol System.

The NLBMDA has supplied USIB with a list of their 11,000 dealer members, also belonging to the 24 state lumber dealer federated state associations, which encompass all 50 states. Various "state federateds" have endorsed USIB's insurance products, and USIB has arranged for various insurance carriers to provide the coverage; Fireman's Fund has agreed to provide commercial lines Lumbermens' liability and workers compensation, CIGNA's HMO, Golden Rule and Celtic Life are providing major medical health coverage in the Northeast, CIGNA's HMO is providing health maintenance health coverage Georgia and Louisiana, and Golden Rule Insurance Co. is providing major medical health coverage in 30 states. The Company is in active negotiations with the Zurich Insurance Group to supplement and provide commercial coverage for classes and in states which coverage may not be available from USIB's present insurance carriers.

Although USIB's partnership arrangements with the Associations are of both a general and limited nature, the Company expects that the majority of the partnership arrangements that USIB will enter into with the Associations will be of a limited nature. USIB's standard limited partnership arrangement with Associations is formed with USIB acting as a general partner and the Association acting as a limited partner. In its capacity as general partner, USIB is solely responsible for the overall operations and management of each limited partnership. The investment made by the Association into the limited partnership generally includes the Associations' proprietary ownership of its membership lists and certain advertising costs. The investment made by USIB into the limited partnership is the costs involved in obtaining group coverage for the Associations' members with various highly rated insurance carriers, as well as the costs of marketing the various insurance products to the Associations' members.

In the standard limited partnership arrangement, USIB assigns approximately 50% of the limited partnership's profits to the Association as a limited partner distribution, and the remaining 50% of the limited partnership's profits are distributed to USIB as general partner distributions.

USIB believes that the above described allocation and distribution method results in a typical Association limited partner earning the average equivalent of four percent (4%) of gross premiums on all lines of life, health and casualty products, and results in the Company earning the equivalent of an average of 5% of gross premiums on all insurance product lines, although no assurance to this effect can be given, as casualty commissions are lower than life and health commissions.

USIB expects to continue to add Association limited partners. The Company's expectation that it will add more Association limited partners is based upon its belief that the compensation to be derived by an Association from its relationship with USIB, as well as lower rates and the level of accountability that USIB has to each Association through which its sells its insurance products, will make entering into a limited partner arrangement with the Company extremely attractive to an Association.

Products/Services Provided

In its role as an insurance agency, USIB provides the following insurance products to Association members:

-Group Term Life (CIGNA)

-Individually Underwritten Whole and Universal Life (Celtic Life)

-Traditional Major Medical Health Plans (Golden Rule)

-Preferred Provider Health Plans (Golden Rule, CIGNA, American Medical Security)

-Long Term Health Plans (Guaranteed Trust Life)

-Medical Savings Accounts (Golden Rule)

-Supplemental Health Plans (CIGNA, Guaranteed Trust Life)

-Commercial Lines (NLBMDA) CNA

-Health Maintenance Organization Coverage (NLBMDA) CIGNA's HMO

Competition

USIB believes that its competition is from insurance carriers rather than other insurance agents. Insurance companies have historically reserved the right, with their agents, to write Association insurance business on a direct basis. The insurance companies market the coverage to Association members themselves through telephone and direct mail campaigns, with very little interaction from the Associations. USIB believes that few insurers have well organized Association marketing programs. USIB further believes that one of the few insurers which has a large, well organized Association department is CIGNA. In this regard, CIGNA has appointed the Company as an Association agent.

Individual insurers can only market their own individual life, health or automobile/homeowner products one at a time, rather than providing a "supermarket" of life/health/casualty products. Life insurance companies are chartered and licensed to write life and health insurance products;; and casualty companies are chartered and licensed to write automobile/homeowners insurance products. Life insurers do not write automobile insurance policies, nor do automobile companies write life insurance policies. These insurers seldom cooperate with one another.

Many Associations domiciled in the District of Columbia, as well as Associations domiciled elsewhere, operate legislative offices in the District of Columbia. These offices lobby for their members on Capitol Hill in order to influence federal government and congressional policy with respect to Association members. USIB believes that its management is well acquainted with many Association lobbyists and it is uniquely in a position to make presentations of the Company's insurance products to persons that insurers normally do not have direct access to. In this regard, USIB has entered into a Finders relationship with a prominent public relations firm with knowledge of various Associations in the District of Columbia, for the purpose of referring Associations to USIB with the idea that USIB will ultimately enter into partnership arrangements with the referred Associations.

Facilities

USIB's downtown corporate service offices are located in a facility leased by the Company in Washington, D.C. The Company further has leased administrative space at 8500 Leesburg Pike,

Vienna, VA. The Company believes that its current corporate offices and administrative space are sufficient for its present needs, as it will provide space for 10 agents and administrative personnel.

The insurance departments also require that the various insurance carriers represented by USIB appoint USIB with the various state insurance departments. All insurance agents are regulated by the states, rather than the federal government. State regulation provides for licensing of insurance agents, the setting of rates and commissions, and insurance company and agency/agent conduct and practices.

Property/casualty Industry Overview

The property/casualty insurance business is comprised of about 3,900 individual insurance companies operating in a highly competitive environment. Although about 900 of those companies write most of the business, no single company or group has more than 15% of the market, and the 10 largest companies account for less than 45% of the market. The industry employs over 600,000 persons in company headquarters, and also over 650,000 persons are engaged in agency or brokerage operations. USIB is part of this latter group. As such, it is a member of a very large industry sector offering almost unlimited growth potential.

The Insurance Services Office, Inc. ("ISO"), an industry research organization, through its Fast Track Monitoring System and other analysis operations, has demonstrated that a given year's premium production is primarily a function of two trends; the rate of increase in the Gross National Product (ISO Report; As Gross National Product (GNP) increased, premiums increased at a greater rate") and the impact of the current underwriting cycle.

Over the past twenty five years the findings of the ISO have generally held true. In particular, in periods of strong economic activity the growth in premium production has greatly exceeded the growth in GNP. In weaker economies its has even lagged the GNP growth rate. Focusing on the mid-1970's and mid-1980's, when there was strong economic climates, this tendency is illustrated as follows:

YEAR      PREMIUM   % INCREASE      GNP   % INCREASE
          ($ MIL)                 ($ BIL)
1970    $ 32,578       12.3%     $ 1,107      5.2%
1975      49,605       11.0%       1,599      8.5%
1980      95,702        6.1%       2,742      8.8%
1985     144,860       22.2%       4,054      6.6%
1990     218,100        4.4%       5,524      5.3%
1993     241,691        5.9%

The concept of the existence and impact of underwriting cycles in the property/casualty business is firmly accepted after many decades of experience. The cycles generally last somewhere between 5 and 10 years. They are measured by the industry's combined loss ratios (claims plus expenses, as a percent of premiums). Briefly, in a competitive industry: prices tend to drop as individual companies fill their appetites for market share; companies then generate insufficient net income as prices reach a "trough"; prices tend to rise until a "peak" is reached; at this point market share drops for those companies having the higher prices; in order to restore market share prices are reduced and another cycle is triggered.

The industry entered a trough in 1987, which became a peak in 1992 which is still persisting mid way between a peak and a trough. This is a favorable condition for USIB, as it can offer reduced rates to its client association members, through its major insurance carriers. The peak factor, combined with the "mainstream" geographical demographics of the Association members which are not located in or near inner cities in 46 states, should produce low combined ratios for casualty insurers There is no concentration of members in "multi peril" states, nor in coastal areas where earthquakes and hurricanes are potentially prevalent.

Insurance Agency/Brokerage Revenue

The top ten publicly traded insurance brokerage organizations are listed below, as information about them is readily obtainable. Their statistics clarify the large volume numbers associated with Program Insurance Contracts, and are indicative of the state of the industry.

                Market
               Revenue        Value       P/E        P/B       ROE
Company         1993          (1993)      1993       1993      1993
-------         ----          ------      ----       ----      ----
                 ($mil)
Accordia      $  258           $ 364      12.8       1.98     17.8%

Alexander &
  Alexander    1,300             892      NK         3.23      8.7%

Blanch, E.W.      62             318      20.2       4.95     25.5%

A.J. Gallagher   318             494      19.5       5.05     28.6%

Hilb, Regal &
  Hamilton       135             172      20.7       2.54     15.7%

Marsh &
McLennan       3,200           6,291      18.0       4.42     27.0%

Willis Coroon  1,500             959      25.7        .98       NA

Outlook

Net premiums written by the property/casualty insurance industry in 1993 were $242 billion. Of that total about 50% was personal lines coverage. Of that $120 billion, $85 billion (over 70%) was written by agencies, as opposed to direct writers i.e. GEICO.

               DC Partners, Ltd. and its wholly owned subsidiary,
                            Scibal Associates, Inc.

In 1996 the Company acquired DC Partners, Ltd. (DCP), in Somers Point, NJ. Scibal Associates, Inc., (Scibal) the wholly owned subsidiary of DC Partners, Ltd., is a third party claims administrator (TPA) , adjusting and settling claims for both insurance companies and self insured companies and institutions. Scibal adjusts in excess of $80,000,000 of claims annually.

Products and Markets

Scibal has been in business for 44 years, and specializes in workers compensation and all phases of commercial liability claims administration. In administering these programs, DCP offers its customers a full range of services, including claims adjusting and administration, risk management as well as the full complement of reporting required for both program management by the customer as well as for regulatory compliance.

Workers Compensation and liability payments total in the tens of billions each year, and the number of entities which are self insuring and administering this aspect of their operations continues to grow. With its dual IBM AS 400 computer systems running internally developed proprietary claims administration and reporting software, DCP is well positioned to add new customers.

Customer Base

The customer base of DCP consists of municipal and other government-related entities, primarily in New Jersey, as well as an expanding base of national and regional industrial, retail and service corporations. A representative list of DCP's clients includes Rutgers University, Masco Corporation, Sequa Corporation, Burlington Coat Factory Warehouse Corporation, Wawa Food Stores, Sentinel Real Estate and the Jacksonville Jaguars football team organization.

DCP has one customer whose billings comprise approximately 27% of total revenue. The balance of DCP's customers are comprised of clients of long standing, no one of which is significant to the company. Being a service provider, there is no dependence on any major supplier.

Sales and Distribution

Sales are conducted primarily through its CEO, David Scibal. Mr. Scibal generates sales through both personal contact and referrals from existing customers, as well as through extensive contacts with both insurance companies and brokers.

Competition and Economic Conditions

While competition in the claims administration industry is substantial, it has evolved in the 90's into an industry where the administrator must be intensely hardware and software intensive, and the software, of necessity must be developed internally and becomes extremely proprietary. DCP has this capacity and is very competitive. Additionally, it has its 44 year track record of performance and integrity in its operations and results on behalf of its clients, and is approved to handle imprest funds for its clients.

Claims administration fees currently mirror the "soft" market in the entire insurance industry. Rates are presently so competitive that they are basically stagnant and have been for the last 4 years. Profit margins are slimmer in soft markets, but markets are cyclical, and have historically upturned and rates become "hard" for an undetermined cycle after they have remained soft for an undetermined cycle. Elsewhere herein in the U.S. Insurance Brokers, Inc. section there are statistics republished from insurance industry authorities which help to explain these national rate cycles.

Business Regulations

Management believes that DCP is in compliance with all applicable federal and local laws and regulations. No federal government approval is needed for its principal services, although various states require registration and licensing of insurance services providers. DCP is in compliance with all such local requirements.

Research and Development

DCP has an experienced staff of computer programmers. These programmers are continuously improving and enhancing the proprietary claims handling software. Additionally, there is an effort underway at the company to write the "next generation" of software, which will take advantage of Internet access, electronic claims reporting, and data warehousing for its customers. The new system will enable the company to better leverage its adjusters against case loads, which will lead to higher profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide DCP with a substantial sales advantage in the near future.

Employees

DCP employs approximately 160 persons. None of the employees are represented by labor unions so the company is not vulnerable to union demands or the threat of a strike. Employee turnover is at a rate consistent with or lower than the industry average, with a majority of the employees having been with the company for more than three years.

Operating Risks and Insurance

DCP maintains substantial public liability, property damage, workers' compensation, employee fidelity and errors and omissions insurance. Insurance levels are not only maintained at the levels deemed prudent by management, but also meet the conservative requirements of its customers.

ITEM 2. DESCRIPTION OF PROPERTY

CSP Plant Facility

CSP operates a reasonably new, clean 50,000 sq. ft. facility at Sterling Industrial Park in Sterling, Va. The premises are leased from the BMH&G Limited Partnership. There is substantial parking, and the facility is in a somewhat rural area adjacent to the Town of Sterling, providing a pleasant working area. Management believes that CSP's plant facility, including its manufacturing machinery and equipment, are adequately maintained and suitable for their intended uses.

USIB and DCP Office Facilities

USIB operates its offices at 1155 Connecticut Ave. N.W. Suite 300, Washington, DC, 20036, and 8500 Leesburg Pike, Suite 210, Vienna, VA 22182. Management believes that USIB's facilities are suitable and adequate for their intended uses.

DCP operates its leased headquarters offices at 23 Mays Landing Road, Somers Point, NJ. DCP also has leased field offices in Edison, NJ, Philadelphia, PA, Detroit, MI, Richmond, VA and Jacksonville, FL. Management believes that DCP's facilities are suitable and adequate for their intended uses.

ITEM 3. LEGAL PROCEEDINGS

CSP has no pending litigation. CSP is making payments as agreed in litigation settlements with a balance totaling approximately $15,000 in six (6) separate cases involving small claims from its suppliers. This a sum which is considered normal in the course of its business. USIB has recently settled a dispute of its lease arrangements with its former landlord in the Superior Court of the District of Columbia. The credit balance payable amounts to a lump sum payment of $22,500, and $20,000 payable over a two year period. USIB has no other litigation threatened or pending.

DCP is currently the plaintiff in a lawsuit involving a lease with XL/Datacomp for computer equipment. DCP initiated the suit, charging breach of fiduciary duty. AT&T, the assignee of the lease, has counterclaimed for the balance of its monies due under the leasing contract on its side of the dispute. Although it is unknown at this time what the result of these proceedings will be, DCP has and continues to reserve for any losses which might stem from a potential finding against DCP. Management believes that any ultimate loss incurred by DCP would not materially exceed $200,000, which would be paid out over time in any event. DCP's corporate counsel is not able to express an opinion as to the possible outcome of the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

The Company held its annual meeting on December 28, 1996, and its present directors, Ted L. Schwartzbeck, Joel Gundersheimer and Richard Campanaro were elected for another year. In addition, Andres Romero and Jan McDaniel were elected to the Board of Directors.

The shareholders also ratified and approved a) the acquisition of DCP, b) the amendment to the Company's Charter providing for the authorization of Class B shares and further ratification of the issuance of up to 4,000,000 Class B shares held in trust for the conversion of any convertible preferred shareholders of the subsidiaries. There were 1,906,000 affirmative votes in favor of the acquisition out of 3,096,000 Class A voting shares outstanding at that date. No negative votes were cast.

                                    Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares trade on the NASDAQ Bulletin Board under symbol "CNTI". The range of bid/asked information for the Company's common voting shares for each quarter of the last two years, as reported by the NASDAQ is as follows:

                     BID   ASKED                        BID    ASKED
                     -----------                         ------------
1ST QTR 1996          .50    .65      1ST QTR 1995       .25     .50
2ND QTR 1996         1.00   1.25      2ND QTR 1995       .25     .50
3RD QTR 1996         1.75   2.00      3RD QTR 1995       .25     .50
4TH QTR 1996         3.00   3.25      4TH QTR 1995       .25     .50

There are approximately 1187 stockholders which own the Class A shares, and There are approximately 380 stockholders which own the Class B shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

                               PLAN OF OPERATION

The Company has sufficient cash to sustain its operations for the next 12 months. Its operating subsidiaries, CSP and DCP are profitable; its USIB development stage operation is expected to begin producing income in the 2nd quarter 1997, and expects to become profitable during 1997. In addition, Management can report herein that the steel division has already substantially exceeded its revenues and profits in the 1st quarter 1997 over the 1st quarter 1996, and expects DCP's profit margins to increase, due to its implementation of cost containment programs.

The Company plans to apply for an upgraded listing of its shares in the 2nd quarter of 1997, and if that application is successful, the Company plans to enter into active acquisition negotiations with two stable, profitable insurance related companies in the 2nd quarter of 1997. An upgraded listing should make the company's shares attractive to various sellers of privately owned companies.

CSP's and DCP's management teams expect to increase their revenues and earnings substantially in 1997; USIB will be able to reverse its development stage losses through revenues and earnings in 1997. Management continues to believe that the relatively small amount of its development stage investment in USIB compared to the potential earnings available is a sound one.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Century Industries, Inc. in Consolidation

Historically the Company has grown by acquisition. Its consolidated assets have increased from $1,164,730 in 1995 to $8,001,248 in 1996, a 600% increase.
Consolidated Capital has increased from $367,044 in 1995 to $3,597,924 in 1996, a 900% increase. Its revenues on an unaudited proforma basis for 1996 have increased from $2,676,306 to $13,394,469 (based upon the ownership of DCP for the entire year of 1996), which is a 400% increase (the audited numbers contained herein only include 47 days of revenue, expense and earnings, as the acquisition was completed on 11-13-96.). The operating subsidiaries, CSP and DCP were profitable, as discussed below, and the consolidated operating losses were attributable to USIB's development stage losses, and the maintenance costs of the Parent Company. The substantial increases in assets, capital and revenues shown herein have resulted from the acquisition of DCP. The unaudited operating income (loss) for each subsidiary is broken down as follows:

                                    USIB
               STEEL PRODUCTS   (DEV. STAGE)         DCP       PARENT         TOTAL
               --------------    ----------          ---       ------         -----
REVENUES       $ 2,676,306                     $ 11,016,729              $ 13,693,035
COST OF SALES    1,964,963                        5,654,685                 7,619,648
                 ---------                        ---------                ----------
GROSS PROFIT       711,343                        5,362,044                 6,073,387

OPERATING COSTS    473,188          397,885       5,172,888     155,339     6,199,300

NET INCOME (LOSS)
BEFORE TAX     $   238,155       $ (397,885)     $  189,156   ($155,339)    ($125,913)

It should be noted that CSP and DCP jointly earned $427,311, whereas USIB lost ($397,885) in its development stage.

Audited consolidated sales were $4,349,026 in 1996 (including the 47 days of DCP's sales), an increase from sales of $2,707,901 in 1995. Gross profit increased from $595,596 in 1995 to $1,466,077 in 1996. Consolidated operating costs increased from $561,266 in 1995 to $2,013,362 in 1996. The consolidated loss from operations before taxes and extraordinary items was ($125,913) in 1996 on a proforma basis as outlined in the graph above, as opposed to a consolidated operating profit of $7,737 in 1995. The loss per share was ($.12) in 1996, a decrease from the positive $.01 in 1995. Since DCP's revenues and earnings were only counted for the last 47 days of 1996, a clearer picture emerges from the preceding graph, which is based upon DCP's entire 1996 calendar year.

The consolidated income statement included in the financials statements herein reflects a consolidation with DCP for 47 days of the 4th quarter 1996 only, as the Company did not complete the acquisition until that date. The pro forma results of a consolidation with DCP for the entire year 1996 are included in the notes to the financial statements contained herein.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow their operations. The Company has provided Century Steel Products with in excess of $250,000 to purchase additional raw materials during the 1st quarter 1997, so as to increase its revenues to over $1,000,000 for the 1st quarter.

                          Century Steel Products, Inc.

CSP's cost of goods decreased from $2,112,305 at year end 1995 to $1,964,963 at year end 1996, and the open account debt to suppliers increased from $ 367,449 at year end 1995 to $431,959 year end 1996.

Sales decreased 1% from 1995 sales of $2,707,901, as 1996 sales were $2,671,176.

Gross profits before administrative costs increased from $595,596 in 1995, to $711,343 in 1996. Administrative costs remained approximately the same, and were $532,627 in 1995, and $590,177 in 1996.

Net income from operations of CSP in 1995 were $62,969, and in 1996 were $89,782, and income before taxes in 1995 was $77,044, and $233,025 in 1996.

The following Management's Discussion of Financial Condition and Results of operations of Century Steel Products, Inc. is a comparison of the three months ended December 31, 1996 to the three months ended December 31, 1995.

CENTURY STEEL PRODUCTS HISTORICAL DATA FOR THREE MONTHS ENDED DECEMBER 31,
1996.

CSP's sales of $590,606 for the fourth quarter of 1996 were $68,336 more than the fourth quarter sales of $522,270 in 1995.

Operating expenses for the last three months of 1996 totaled $133,998, representing a small decrease, from the $142,973 of expenses for the three months ended December 31, 1995.

CSP's current assets to current liabilities ratio is 1.4 to 1 at year end, with current liabilities being $234,895 less than current assets.

Results of Operations

CSP's increased fourth quarter revenues reflected CSP's ability to purchase steel in sufficient quantities and at competitive prices so as to fill all sales orders, at a reasonable profit.

Raw material steel and labor costs were 4% less for 1996 on an annualized basis than the year of 1995. In 1996 Material and labor costs amounted to 74% of the annual revenues. In 1995 this factor was 78%. This factor contributed substantially to the Company's larger annual earnings than 1995.

Forward Looking Information

The following graph indicates Management's projections of the growth of steel division operations since sufficient capital for the purchase of raw materials has been made available by the parent company:

             YEAR                  REVENUES       PROJECTED EARNINGS
            ------               -------------    ------------------
             1997               $  4,200,000         $  400,000
             1998                  6,720,000            675,000
             1999                 10,752,000          1,000,000
             2000                 12,000,000          1,200,000
             2001                 15,000,000          1,500,000

                          U.S. Insurance Brokers, Inc.
                              (Development Stage)

USIB's operations are still at the developmental stage. However, USIB acquired DC Partners, Ltd. (DCP) on 9-30-96, in conjunction with Century Industries, Inc., and USIB now functions as the parent company of DCP. USIB raised sufficient capital through its Regulation D offering in 1996 to fund its purchase of DCP, in conjunction with the Company issuing its shares and warrants for the completion of the acquisition. The plan calls for USIB to merge with DCP pursuant to the A Reorganization under the Internal Revenue Code, with USIB being the survivor, during 1997.

USIB lost ($397,885) for the year 1996, as development stage losses.

               DC Partners, Ltd. and its wholly owned subsidiary,
                            Scibal Associates, Inc.

The following audited income statement comparisons are based upon audited fiscal years ending September 30 1995 and 1996. Since the Company acquired DCP effective 11-13-96, The Company only consolidated DCP's audited income statement for the final 47 days of 1996 in the financial statements included herein.

DCP's cost of services provided increased from $5,127,634 at year end 1995 to $5,414,967 at year end 1996, and the open account debt to suppliers increased from $ 576,448 at year end 1995 to $1,201,641 at year end 1996.

Revenues increased from 1995 revenues of $10,243,410, as 1996 revenues were $10,718,163.

Gross profits before administrative costs increased from $5,125,776 in 1995, to $5,303,196 in 1996. Administrative costs decreased from $5,000,650 in 1995, to $4,686,316 in 1996.

Net loss from operations of DCP in fiscal 1995 was ($108,172), and net income in fiscal 1996 was $26,538. For the calendar year, DCP had calendar year net income before taxes from operations for 1996 of $189,156.

The following Management's Discussion of Financial Condition and Results of operations of DC Partners, Ltd. is a comparison of the three months ended fiscal September 30, 1996 to the three months ended September 30, 1995.

DC PARTNERS, LTD. HISTORICAL DATA FOR THREE MONTHS ENDED SEPTEMBER 30, 1996.

DCP's sales of $2,509,080 for the fourth quarter of 1996 were $298,566 more than the fourth quarter sales of $2,210,514 in 1995.

Operating expenses for the last three months of 1996 totaled $1,295,860, representing a small decrease, from the $1,369,208 of expenses for the three months ended December 31, 1995.

DCP's current assets to current liabilities ratio is .7 to 1 at September 30, 1996, with current liabilities being $826,199 more than current assets.

Results of Operations

DCP's increased fiscal year September 30 fourth quarter revenues reflected DCP's ability to increase prices and add new customers.

Labor costs were 4 % more for 1996 on an annualized basis than the year of 1995. In 1996 labor costs amounted to 54 % of the annual revenues. In 1995 this factor was 55 %. This factor contributed substantially to the Company's larger annual earnings than 1995.

Forward Looking Information

The following table represents DCP's prior four years revenues and operating income:

YEAR                    1995        1994        1993        1992
----                    ----        ----        ----        ----
REVENUES          $  10,253,410   9,305,519   7,749,501   6,691,467
OPERATING INCOME        125,126     347,546     239,138     497,010

     THE FOLLOWING TABLE ILLUSTRATES DCP MANAGEMENT'S FINANCIAL PROJECTIONS FOR THE YEARS 1997-1999:

REVENUES                         1997          1998         1999
                                 ----          ----         ----
CLAIMS HANDLING SERVICES    $ 12,092,607    14,003,520   18,264,772

DIRECT COSTS:
ADJUSTER SALARIES & BENEFITS   3,484,633     3,452,527    3,555,135
TPA FEES                       2,286,072     3,478,272    6,471,602
COMMUNICATIONS                   255,000       255,000      255,000
                               ---------     ---------    ---------
   TOTAL DIRECT COSTS          6,025,705     7,185,799   10,281,737

GROSS PROFIT                   6,066,901     6,817,720    7,983,035
  % OF SALES                      50.17%        48.69%       43.71%

INDIRECT COSTS:
--------------

SG&A SALARIES & BENEFITS       2,353,684     2,312,605    2,407,440
OTHER SG&A                     2,910,404     3,090,487    3,576,903
                               ---------     ---------    ---------
   TOTAL SG&A                  5,264,088     5,403,092    5,984,342
OPERATING INCOME                 802,813     1,414,628    1,998,692

NON OPERATING REVENUE (EXPENSE)  (75,392)      (43,406)     (24,612)
NET INCOME BEFORE TAXES          727,421     1,371,223    1,974,080
                                 =======     =========    =========
   % OF SALES                      6.02%         9.79%       10.81%

ITEM 7. (A) CONSOLIDATED FINANCIAL STATEMENTS.

                      COVER PAGE    F1
    INDEPENDENT AUDITOR'S REPORT    F2
         FORMER AUDITOR'S REPORT    F3
                   BALANCE SHEET    F4, F5
         STATEMENT OF OPERATIONS    F6
STATEMENT OF STOCKHOLDERS EQUITY    F7
         STATEMENT OF CASH FLOWS    F8, F9
   NOTES TO FINANCIAL STATEMENTS    F10 THROUGH F20

PART II
ITEM 7.                       FINANCIAL STATEMENTS


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       Consolidated Financial Statements
                 For The Years Ended December 31, 1996 and 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONTENTS



Independent Auditors' Report of Correa Berger & Associates            F-2

Independent Auditor's Report of Donna Miller & Associates             F-3

Consolidated Balance Sheets - December 31, 1996 and 1995              F-4 - F-5

Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                          F-6

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1996 and 1995                      F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                          F-8 - F-9

Notes to Financial Statements                                         F10 - F-20

Board of Directors
Century Industries, Inc.
Sterling, Virginia



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Century Industries, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Industries, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



CORREA BERGER & ASSOCIATES

New York, New York
April 14, 1997

                    [DONNA MILLER AND ASSOCIATES LETTERHEAD]

Board of Directors
Century Industries, Inc.
Sterling, Virginia

                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of Century Industries, Inc. and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Industries, Inc. and Subsidiaries as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DONNA MILLER & ASSOCIATES
DONNA MILLER & ASSOCIATES
Certified Public Accountants

April 9, 1996

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

CURRENT ASSETS                                                1996           1995
                                                          -----------    -----------
Cash and Cash Equivalents                                 $   382,548    $    24,471
Account Receivable-Trade (Net of allowance for doubtful     1,263,910        477,837
     accounts of $43,000 in 1996 and $20,000 in 1995)
Inventory                                                     138,955             --
Marketable Securities                                         571,980             --
Other Current Assets                                          476,588          9,200
                                                          -----------    -----------
TOTAL CURRENT ASSETS                                        2,833,981        511,508
                                                          -----------    -----------
LONG TERM ASSETS

Software and Computer Equipment                             1,329,710          7,938
Furniture and Fixtures                                      1,009,376         82,129
Machinery and Equipment                                       548,230        801,062
Transportation Equipment                                      192,190         89,139
Leasehold Improvements                                        139,296         84,835
                                                          -----------    -----------
                                                            3,218,802      1,065,103
Less: Accumulated Depreciation                             (1,400,022)    (1,022,255)
                                                          -----------    -----------
NET LONG TERM ASSETS                                        1,818,780         42,848
                                                          -----------    -----------

OTHER ASSETS

Investments                                                   170,000         57,500
Deferred Offering Costs                                       160,262             --
Deferred Acquisition Costs                                    305,000             --
Security Deposits                                              56,144          3,530
Goodwill (Net of accumulated amortization of $31,605 in     2,038,139        547,244
     1996 and none in 1995)
Due from Related Parties                                      421,633             --
Other Assets                                                  197,309          2,100
                                                          -----------    -----------
TOTAL OTHER ASSETS                                          3,348,487        610,374
                                                          -----------    -----------
TOTAL ASSETS                                              $ 8,001,248    $ 1,164,730
                                                          ===========    ===========


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      1996           1995
                                                                  -----------    -----------
CURRENT LIABILITIES
Accounts Payable- Trade                                           $ 1,650,270    $   387,449
Accounts Payable- Affiliate                                                --        100,000
Current Maturities- Long Term Debt                                    243,569        288,561
Capital Lease Obligations                                             146,806             --
Notes Payable                                                         200,000             --
Income Taxes Payable-Current Portion                                       --          8,800
Advances from Stockholders                                            200,000             --
Accrued Expenses                                                      920,616         10,926
Dividends Payable                                                      97,950          1,950
                                                                  -----------    -----------
Total Current Liabilities                                           3,459,211        797,686
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                         763,452             --
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                       154,850             --
                                                                  -----------    -----------

TOTAL LIABILITIES                                                   4,377,513        797,686
                                                                  -----------    -----------

MINORITY INTEREST                                                      25,811             --
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
     authorized, 1,000,000 issued and outstanding                       1,000          1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
     authorized, 3,096,000 and 1,326,000 issued and outstanding         3,096          1,326
Common Stock, Class B, $.001 par value, 25,000,000 shares
     authorized, 3,000,000 and none issued and outstanding              3,000             --
Additional Paid in Capital                                          4,388,099        591,750
Retained Deficit                                                     (797,271)      (227,032)
                                                                  -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                          3,597,924        367,044
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 8,001,248    $ 1,164,730
                                                                  ===========    ===========


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                     1996           1995
                                                                  -----------    -----------
Sales                                                             $ 4,349,026    $ 2,707,901
Cost of sales                                                       2,882,949      2,112,305
                                                                  -----------    -----------

GROSS PROFIT ON SALES                                               1,466,077        595,596
                                                                  -----------    -----------

Operating Costs

Payroll Expenses                                                      830,587        350,373
Professional Fees                                                     406,683         43,629
Auto, Travel and Entertainment                                        133,570         28,163
Bad Debts                                                              37,253         31,077
Amortization and Depreciation                                          80,020         11,862
Other                                                                 525,249         96,162
                                                                  -----------    -----------
Total Operating Costs                                               2,013,362        561,266
                                                                  -----------    -----------
NET INCOME (LOSS) FROM OPERATIONS                                    (547,285)        34,330
                                                                  -----------    -----------

Other Income (Expense)
Gain on Disposition of Assets                                         150,000         14,519
Interest Expense                                                      (39,102)       (41,112)
Minority Interest                                                     (25,811)            --
Other Income (Expense) - Net                                          (59,548)            --
                                                                  -----------    -----------
Total Other Income(Expense) - Net                                      25,539        (26,593)
                                                                  -----------    -----------

INCOME(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              (521,746)         7,737

Provision(Benefit) for Taxes                                          (41,700)         2,000
                                                                  -----------    -----------

Income(Loss) Before Extraordinary Item                               (480,046)         5,737

Extraordinary Item
Debt Restructuring (Net of Income Taxes of $22,500 and $10,100)        77,500         29,483
                                                                  -----------    -----------
NET INCOME (LOSS)                                                 $  (402,546)   $    35,220
                                                                  -----------    -----------

Preferred Stock Dividends of Subsidiaries                            (169,043)        (7,800)
                                                                  -----------    -----------

Net Income(Loss) Available for Common Stockholders                $  (571,589)   $    27,420
                                                                  -----------    -----------

Earnings (Loss) Per Share: Before Extraordinary Item              $     (0.13)   $      0.00
                                                                  -----------    -----------
                           Net Income (Loss)
                                                                  $     (0.12)   $      0.01
                                                                  -----------    -----------


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                               COMMON        COMMON      ADDITIONAL      RETAINED        TOTAL
                                                PREFERRED       STOCK         STOCK        PAID-IN       EARNINGS     STOCKHOLDERS'
                                                  STOCK        CLASS A       CLASS B       CAPITAL       (DEFICIT)       EQUITY
                                               -----------   -----------   -----------   -----------    -----------   -------------
Balance December 31, 1994                      $        --   $     1,300   $        --   $    29,776    $  (254,452)   $  (223,376)

1,000,000 preferred shares issued                    1,000            --            --       562,000             --        563,000

26,000 warrants exercised for common stock              --            26            --           (26)            --             --

Net income for 1995                                     --            --            --            --         35,220         35,220

Preferred dividends, CSP                                --            --            --            --         (7,800)        (7,800)
                                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 1995                            1,000         1,326            --       591,750       (227,032)       367,044

Issuance of 3,000,000 shares of common stock            --            --         3,000     2,129,799             --      2,132,799

Issuance of 450,000 shares of common stock              --           450            --       144,550             --        145,000

Exercise of 500,000 common stock warrants,
     1 for 1                                            --           500            --          (500)            --             --

Issuance of 820,000 shares of common stock
     related to D.C. Partners acquisition               --           820            --     1,522,500             --      1,523,320


Unrealized gain on marketable securities                --            --            --            --          1,350          1,350

Net loss for 1996                                       --            --            --            --       (402,546)      (402,546)

Preferred dividends, CSP and USIB                       --            --            --            --       (169,043)      (169,043)
                                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 1996                      $     1,000   $     3,096   $     3,000   $ 4,388,099    $  (797,271)   $ 3,597,924
                                               ===========   ===========   ===========   ===========    ===========    ===========


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                      1996           1995
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers                                      $ 4,355,695    $ 2,624,884
Cash paid to suppliers and employees                               (4,961,716)    (2,502,282)
Interest received                                                       6,223             --
Interest paid                                                         (39,102)       (41,112)
Income taxes paid                                                      (8,700)            --
                                                                  -----------    -----------
Net cash provided (used) by operating activities                     (647,600)        81,490
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of fixed assets                                                  150,000         14,519
Cash acquired in acquisition                                          199,259            304
Purchase of fixed assets                                             (170,375)            --
Purchase of marketable securities and investments                    (273,259)            --
Investment in D.C. Partners, Ltd., Inc.                            (2,120,786)            --
                                                                  -----------    -----------
Net cash provided (used) by investing activities                   (2,215,161)        14,823
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of USIB preferred stock                          2,953,739             --
Preferred dividends paid                                              (73,043)        (7,800)
Receipts of (payments on) notes                                        42,808        (64,042)
Net advances from affiliates-stockholders                             297,334             --
                                                                  -----------    -----------
Net cash provided (used) by financing activities                    3,220,838        (71,842)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             358,077         24,471

Cash and Cash Equivalents - January 1                                  24,471             --
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS - DECEMBER 31                           $   382,548    $    24,471
                                                                  ===========    ===========

Net income (loss)                                                 $  (402,546)   $    35,220
Issuance of common stock in exchange for consulting services          100,000             --
Bad debts                                                              37,253         31,077
Amortization and depreciation                                          87,900         31,893
Gain on sale of assets                                               (150,000)       (14,519)
Minority Interest                                                      25,811             --
(Increase) decrease in accounts receivable                             12,892        (83,277)
(Increase) decrease in inventory                                       49,531             --
(Increase) decrease in other current assets and other assets         (427,482)            85
(Increase) decrease in deferred taxes (current and non-current)       (19,100)         3,300
Increase (decrease) in accounts payable                                61,180         67,808
Increase (decrease) in dividends payable                                   --          1,950
Increase (decrease) in accounts payable-affiliate                    (100,000)            --
Increase (decrease) in accrued expenses                                85,761           (847)
Increase (decrease) in income taxes payable                            (8,800)         8,800
                                                                  -----------    -----------
Net cash provided (used) by operating activities                  $  (647,600)   $    81,490
                                                                  ===========    ===========


                                  (Continued)

                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                  (continued)

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the year ended December 31, 1996, the Company recognized an unrealized gain of $1,350 on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased by $1,350 for the year ended December 31, 1996.

Dividends of $169,043 and $7,800 were accrued and charged to retained earnings for the years ended December 31, 1996 and 1995, respectively.

During 1996, 250,000 shares of the Company's common stock were issued as payment for previously accrued legal fees totaling $45,000. Therefore, accounts payable was reduced by $45,000 and common stock and additional paid in capital accounts were increased as a result of this non-cash transaction. Also, during 1996, 200,000 shares were issued as payment for consulting services totaling $100,000. Therefore, consulting expenses were increased by $100,000 and common stock and additional paid in capital accounts were increased as a result of this non-cash transaction.

Per the November 13, 1996 "Addendum to Plan Agreement of Reorganization and Capitalization" entered into between Century Industries, Inc. (the Company) and D.C. Partners, Ltd., Inc. (D.C. Partners), 820,000 shares of the Company's common stock were issued to D.C. Partners' former shareholders. The Agreement was further amended to replace the unpaid $2,000,000 remaining with a warrant for 727,273 shares of the Company's Class B common stock, valued at $2.75 per share with demand registration rights attached thereto, beginning December 31, 1997. In addition, the majority stockholder received 50,000 options for his efforts and costs incurred in completing this transaction. The Company purchased D.C. Partners' net assets of approximately $900,000, including the cash acquired of approximately $200,000.

The Company acquired the following net assets during 1996 for cash and stock and during 1995 for convertible preferred stock:

                                                 1996           1995
                                             -----------    -----------
     Accounts Receivable                     $   926,000    $    10,000
     Marketable Securities                       307,000             --
     Equipment                                 1,662,000          6,000
     Deposits and Other Assets                 1,078,000          3,000
     Goodwill                                  1,510,000        546,000
     Accounts Payable and Accrued Expenses    (2,446,000)        (2,000)
     Long Term Debt                             (756,000)            --
                                             -----------    -----------
                                             $ 2,281,000    $   563,000
                                             ===========    ===========


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Century Industries, Inc. (the Company) (CNTI) was incorporated in the District of Columbia in 1993 and is the parent holding company for its subsidiaries, Century Steel Products, Inc., D.C.Partners Ltd, Inc. and U.S. Insurance Brokers, Inc.

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

U.S. Auto Owners Coverage Association (USAOCA), was acquired by the Company from a stockholder-officer of the Company on December 31, 1995 in exchange for 1,000,000 shares of the Company's convertible preferred stock. In May, 1996, the Board ratified an addendum whereby the acquisition agreement was restructured and the Company acquired USAOCA through USIB.

U.S. Insurance Brokers, Inc. (USIB), which was incorporated in the District of Columbia on April 27, 1995, is a development stage life and casualty insurance agent which markets full service association life, automobile, homeowner and health insurance plans, and life insurance company-managed financial products to various associations and other membership-based organizations.

Scibal Associates, Inc. (Scibal), which is owned by D.C. Partners Ltd, Inc. (D.C. Partners), operates as a third party claims administrator (TPA) processing a wide range of claim types including medical, workers' compensation, general liability, product liability, professional malpractice and other insurance claims for its clients throughout the United States. D.C. Partners was acquired by USIB during 1996. (See Note 2 below.)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for 1996 include the accounts of Century Industries, Inc. and its subsidiaries, CSP, USIB, and D.C Partners in 1996 and CSP, USIB and USAOCA in 1995 the balance sheet of USAOCA. The Company owns approximately 80% of CSP's common stock and 100% of USIB's and D.C. Partners' common stock. All material intercompany accounts and transactions have been eliminated. Minority interests in a subsidiary are recognized to the extent that the minority interests in equity capital are positive. When losses applicable to minority interests exceed minority interest in equity capital, the excess is charged against the Company's interest. Subsequent minority interest earnings are credited to the Company to the extent of minority interest losses previously absorbed. In the year of acquisition, a subsidiary's income and expenses are included in the consolidated statement of operations only to the extent of the post- acquisition activity.

SINCE USAOCA WAS ACQUIRED ON THE LAST DAY OF 1995, NONE OF ITS RESULTS OF OPERATIONS OR CASH FLOWS ARE INCLUDED IN THE CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS FOR 1995. ITS ASSETS AND LIABILITIES AS OF DECEMBER 31, 1995 ARE INCLUDED IN THE RELATED BALANCE SHEET.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


PRINCIPLES OF CONSOLIDATION (continued)

Since D.C. Partners was acquired by USIB on November 13, 1996 their results of operations are included in the consolidated statements of operations for the year ended December 31, 1996 to the extent of the post acquisition activity. D.C. Partners' assets and liabilities as of December 31, 1996 are included in the related balance sheet. See Note 2 below for selected financial statement disclosures related to the D.C. Partners acquisition.

ACQUISITIONS AND GOODWILL

The consolidated financial statements include the net assets of businesses purchased and recorded at cost, which was measured by the fair value of consideration given or net assets received, whichever was more clearly evident, at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired has been allocated to and is included in goodwill. Goodwill is amortized on a straight-line basis over 30 years. Management periodically reviews the business environment of its aquirees for potential impairment writedowns.

INVENTORY

Inventory consists primarily of raw steel products and is recorded at cost, on the first- in, first- out basis.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements are stated at cost. For financial reporting, depreciation and amortization are provided using straight-line and double-declining balance methods and the following estimated useful lives:

           Software and computer equipment       5-7 YEARS
           Furniture and fixtures                5-7 YEARS
           Machinery and equipment               7-10 YEARS
           Transportation equipment              3-7 YEARS
           Leasehold improvements                10-15 YEARS

For income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system. Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. The cost of property retired or sold and the related accumulated depreciation are removed from the applicable accounts, and the resulting gains and losses are reflected in the consolidated statements of operations.

SOFTWARE COSTS

Pursuant to Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, D.C. Partners capitalized certain software development and production costs once technological feasibility had been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. D.C. Partners capitalized internal software development costs, related to new products reaching technological feasibility. At December 31, 1996 D.C. Partners capitalized software amounting to approximately $780,000. Capitalized software development and purchased software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs will be amortized based on the straight-line method over the estimated life.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


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

REVENUE RECOGNITION

Steel Products

Revenue is recognized on steel products when the products are shipped to customers. Revenue is recognized on fabrication projects as contract line-item tasks are completed. Line item tasks are generally short-term in nature. Accordingly, expenses are recognized when incurred. Losses are recognized when reasonable estimates of the amount of loss can be made. The Company periodically reviews the credit, collection and sales allowance history and status of its customers and provide for potential losses.

Development Stage Insurance Operations

Commissions from insurance contracts generated by USIB are recognized as insurance premiums when collected by the insurance carriers.

Claims Administration

D.C. Partners contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, D.C. Partners will administer up to a specified number of claims. D.C. Partners recognizes this revenue on a pro rata basis throughout the billing year. If less than the estimated number of claims is administered, D.C. Partners is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, D.C. Partners is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met. Included in other current assets is approximately $408,000 related to "average billings" captured from an analysis of claims' work in process.

IMPREST FUNDS

As a third party administrator, D.C. Partners' clients deposit funds with D.C Partners to administer the clients' claims. D.C. Partners places these funds in various cash accounts set up solely for the purpose of paying that client's claims.

CASH

From time to time during the years ended December 31, 1996 and 1995, the Company maintained cash balances in excess of federally insured limits.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 4,820,000 and 2,630,000 for the years ended December 31, 1996 and 1995, respectively.

RECLASSIFICATIONS

Certain items in the December 31, 1995 consolidated financial statements have been reclassified, where appropriate, to conform with the December 31, 1996 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


2)   ACQUISITION OF D.C. PARTNERS, LTD., INC.

On June 30, 1996, the Company entered into a "Plan and Agreement of Reorganization and "Capitalization" (Agreement) through its wholly-owned subsidiary U.S. Insurance Brokers (USIB), with D.C. Partners, Ltd., Inc. (D C. Partners). The Agreement called for the acquisition by USIB of D.C. Partners in two phases. The first phase, which was completed by September 30, 1996, was the purchase for $700,000 of 49% of the equity in D.C. Partners as represented by its Series B Common Stock. The Series B Common Stock, although representing 49% of the equity in D.C. Partners, had only 4.9% of the total voting power.

In the second phase of the acquisition, which was originally to be completed by June 30, 1997, the remaining equity and voting stock in D.C. Partners were to be surrendered to the Company in exchange for 820,000 shares of the voting common stock of the Company plus a cash payment of $3,000,000. On September 30, 1996, the Agreement was amended and the remaining stock purchased was accelerated. On November 13,1996 the Agreement was further amended to replace the unpaid $ 2,000,000 remaining with a warrant for 727,273 shares of the Company's Class B Common Stock, valued at $ 2.75 per share, with demand registration rights attached thereto, beginning December 31, 1997. In addition, the majority stockholder of D.C. Partners received 50,000 options for his efforts and costs incurred in completing this transaction.

PRO FORMA INFORMATION

The following unaudited pro forma information purports to show the effects on financial position at December 31, 1996 and results of operations for the years ended December 31, 1996 and 1995, had the acquisition of D.C. Partners occurred at the beginning of each period. This unaudited pro forma information is based on historical financial position and results of operations, adjusted for acquisition costs and amortization of goodwill, and is not necessarily indicative of what the results would have been had the Company operated D.C. Partners since the beginning of each period.

          STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED 12/31/96                   Historical                                  PRO FORMA
                 (UNAUDITED)                      Century          DCP(b)     Adjustments          COMBINED
         ---------------------------           ------------    ------------   ------------       ------------
     Revenues                                  $  2,676,306    $ 10,718,163   $         --       $ 13,394,469
     Cost of sales                                1,964,963       5,414,967             --          7,379,930
                                               ------------    ------------   ------------       ------------
            Gross Profit                            711,343       5,303,196             --          6,014,539
     Operating expenses                           1,149,456       4,686,316        133,750 (a)      5,969,522
     Other (income) expense                        (123,044)        575,342             --            452,298
                                               ------------    ------------   ------------       ------------
     Income (loss) before income taxes             (315,069)         41,538       (133,750)          (407,281)
     Income tax provision (benefit)                 (41,700)         15,000             --            (26,700)
                                               ------------    ------------   ------------       ------------
     Income (loss) before extraordinary item   $   (273,369)   $     26,538   $   (133,750)      $   (380,581)
                                               ============    ============   ============       ============

(a)    The adjustments to operating expenses include the following items:

              Acquisition costs               $  80,000
              Goodwill amortization              53,750
                                              ---------
                                              $ 133,750
                                              =========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


2)   ACQUISITION OF D.C. PARTNERS, LTD., INC. (continued)

          STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED 12/31/95                   Historical                                  PRO FORMA
                 (UNAUDITED)                      Century          DCP(b)     Adjustments          COMBINED
         ---------------------------           ------------    ------------   ------------       ------------
Revenues                                       $  2,707,901    $ 10,253,410   $         --       $ 12,961,311
Cost of sales                                     2,112,305       5,127,634             --          7,239,939
                                               ------------    ------------   ------------       ------------
     Gross Profit                                   595,596       5,125,776             --          5,721,372
Operating expenses                                  561,266       5,000,650         53,750 (c)      5,615,666
Other (income) expense - net                         26,593         216,598             --            243,191
                                               ------------    ------------   ------------       ------------
Income (loss) before income taxes                     7,737         (91,472)       (53,750)          (137,485)
Income tax provision (benefit)                        2,000          16,700             --             18,700
                                               ------------    ------------   ------------       ------------
Income (loss) before extraordinary item        $      5,737    $   (108,172)  $   (53,750)       $   (156,185)
                                               ============    ============   ===========        ============

(b) This column includes the accounts of Scibal Associates, Inc. (Scibal), D.C. Partners' sole and wholly owned subsidiary, which D.C. Partners acquired in 1996. Scibal's fiscal year-end is September 30th. Accordingly, the amounts shown represent the year ended September 30, 1996 or 1995 taken from D.C. Partners and subsidiary audited financial statements.

(c)  The adjustments to operating expenses include the following item:

          Goodwill amortization                    53,750

At December 31, 1996, assuming the acquisition of D.C. Partners occurred at the beginning of 1996, the Company's balance sheet would have $44,800 more accumulated amortization of goodwill, total assets would be $44,800 less and retained deficit would be $44,800 higher. Tax effects would be minimal, as the related increases in deferred tax assets would be offset by a deferred tax asset valuation allowance.

3)   SALE OF PREFERRED STOCK

In 1996, USIB authorized an additional 125,000 shares of 12.5% Series A cumulative preferred stock, convertible to Class B Common Stock of the Company, at the rate of 40 shares of the Company for one preferred share of USIB. The Company, simultaneously therewith, constructively issued 3,000,000 Class B common stock to the Trustee, for the ultimate conversion of USIB convertible preferred shares at the rate of $40 per share divided by the average quoted price of the Company's common stock during the offering period (which is currently estimated to be $2.25).

Proceeds from the sale of USIB preferred stock are being used for the acquisition of D.C. Partners as well as to support the development stage activities of USIB. USIB has recorded as deferred offering costs, the expenses incurred in connection with this stock offering. Such costs will be charged against the proceeds of the offering when it is completed.

USIB preferred stock was converted to Class B common stock of the Company in accordance with, and upon completion of USIB's preferred stock offering. Class B common stock of the Company has one hundredth (1/100) vote per share, while Class A common stock has one (1.00) vote per share.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


4)   INCOME TAXES

The provision (benefit) for taxes consists of the following:

                                                1996            1995
                                              --------        --------
          Current
                 Federal                      $     --        $  1,025
                 State                              --             425
                                                              --------
                                                    --           1,450
          Deferred                             (41,700)            550
                                              --------        --------
                                              $(41,700)       $  2,000
                                              ========        ========

Deferred tax assets resulted primarily from the Company's net operating loss of approximately $670,000 at December 31, 1996 and $113,000 at December 31, 1995. Such net operating loss for 1996 is comprised of the current year's loss plus the net operating loss acquired from D.C. Partners. This net operating loss is available to offset future taxable income. The related deferred tax asset of $262,000 has been reduced by a valuation allowance of $100,800. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from approximately $4,200 of charitable contributions available to offset future taxable income. The net operating loss carryforward will expire in 2011, and the charitable contribution carryforward will expire in 2000.

Net deferred tax assets consisted of the following at December 31:

                                                  1996         1995
                                               ---------    ---------
          Total deferred tax liabilities       $      --    $      --
          Total deferred tax assets              262,000       54,600
          Total valuation allowance             (100,800)     (44,500)
                                               ---------    ---------
                                               $ 161,200    $  10,100
                                               =========    =========

Of the net deferred tax assets at December 31, 1996 and 1995, $9,000 and $8,000 were included in other current assets, and $152,200 and $2,100 were included as other assets, respectively.

5)    RELATED PARTY TRANSACTIONS

During the year ended December 31, 1996, USIB advanced approximately $190,000 to stockholders-officers of the Company and an affiliated party, and received repayments totaling approximately $102,000. Such advances are non-interest bearing.

For the year ended December 31, 1996 an officer of USIB received approximately $700,000 for services provided as selling expenses in issuing shares of preferred stock of USIB. Equity was reduced by this amount as a direct cost of issuing the stock.

On October 29, 1996, USAOCA was merged into a corporation that is an affiliate of a stockholder-officer of the Company. Such merger included the transfer of USAOCA's net loss carryforwards of approximately $113,000.
There was no consideration received by the Company in this transaction.

D.C. Partners has a minority stock position in a corporation, which owns an office building. For a portion of both 1996 and 1995 the office building was vacant, during which time D.C. Partners funded the debt service and maintenance costs of the property, which has been recorded as a receivable. The property is for sale, and D.C. Partners feels that its receivable will be collected when it is sold.

The Company incurred $100,000 of consulting fees from an affiliated company in 1994. The fees pertained to an unsuccessful business acquisition attempt and were included in accounts payable at December 31, 1995. Such debt was forgiven and cancelled effective December 31, 1996. This item is shown on the consolidated statements of operations as an extraordinary item related to debt restructuring.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




5)    RELATED PARTY TRANSACTIONS (continued)

In 1995, the Company issued 1,000,000 shares of convertible preferred stock for the benefit of control- stockholders in exchange for all the stock of USAOCA as discussed in Note 1 to the financial statements.

6)    LINE OF CREDIT

D.C. Partners maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at December 31, 1996 totaled $200,000, which is due on demand with interest at prime plus 1%.

7)    LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                   1996         1995
                                                                ----------   ----------
           $500,000 note payable, due in equal monthly
           payments of $8,333 plus interest at prime plus 1%
           for sixty (60) months due through August 2001,
           secured by all assets of D.C. Partners               $  483,333   $       --

           $250,000 guidance note to finance new capital
           expenditures, due in equal monthly installments
           plus interest at prime plus 1% for thirty-six (36)
           months, secured by all assets of D.C. Partners          255,783           --

           D.C. Partners has a $27,500 note payable due in
           monthly installments of $691 including interest at
           a rate of 9.5% per annum for forty-eight (48)
           months through August 2000                               25,905           --

           CSP has a note dated July 1995, maturing December
           2001. Monthly payments are required consisting of
           principal of $4,000 plus accrued interest at 1.5%
           over prime. The note is secured by all of CSP's
           assets and is guaranteed by a stockholder-
           officer                                                 242,000      288,561
                                                                ----------   ----------
                                                                 1,007,021      288,561
           Less: Current portion                                   243,569      288,561
                                                                ----------   ----------
                 Long term portion                              $  763,452   $       --
                                                                ==========   ==========

Future minimum payments on long-term debt as of December 31, 1996 are as follows:

          1997                                                  $  243,569
          1998                                                     240,159
          1999                                                     240,806
          2000                                                     170,518
          2001 and thereafter                                      111,969
                                                                ----------
                                                                $1,007,021
                                                                ==========

Interest cost, none of which was capitalized, was approximately $39,100 and $41,100 for the years ended December 31, 1996 and 1995, respectively,

          CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995


8)    COMMITMENTS AND CONTINGENCIES

Computer Lease

In November 1986, D.C. Partners entered into a lease agreement with XL/Datacomp
(XLD) a computer consultant, for certain computer equipment. At various times from November 1986 through March 1994 additions and other changes were made to the equipment and lease. Under the current terms of the lease, as of March 1994, the company is obligated to pay $14,215 per month for a sixty-month term commencing in March 1994.

On August 17, 1996 D.C. Partners filed suit in the Superior Court of New Jersey against XLD and its assignees maintaining that XLD knowingly leased them obsolete, substandard equipment which XLD knew to be inadequate for their needs. In addition, D.C. Partners claims that XLD has knowingly and substantially overcharged for this equipment. D.C. Partners are seeking to recover damages and costs related to this lease and to be relieved of any future obligations under this lease. As of the date of these financial statements, corporate counsel is not able to express an opinion as to the possible outcome of the suit.

Building Leases

The company and its subsidiaries lease office space and transportation vehicles under various operating leases expiring through January 2001.

Future minimum payments under these leases are as follows:

          1997                                              $  445,237
          1998                                                 355,299
          1999                                                 297,728
          2000                                                 252,796
          2001                                                  26,322
                                                            ----------
                                                            $1,377,382
                                                            ==========

Net rent expense was approximately $204,100 and $58,750 for the years ended December 31, 1996 and 1995, respectively.

Obligations Under Capital Leases

The Company is the lessee of computer equipment under capital leases expiring in 1998. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

Following is a summary of property held under capital leases:

          Computer equipment                                $ 438,739
          Less:  Accumulated depreciation                     (76,779)
                                                            ---------
                                                            $ 361,960
                                                            =========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

          1997                                              $ 163,212
          1998                                                160,724
                                                            ---------
Total minimum lease payments                                  323,936
Less:  Amount representing interest                           (22,280)
                                                            ---------
Present value of net minimum lease payments                 $ 301,656
                                                            =========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


8)   COMMITMENTS AND CONTINGENCIES (continued)

The interest rate on capitalized leases range from 5.5% to 12.5% and is imputed based on the lower of the incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Effective January 1, 1997, the Company adopted a key Employee Stock Option
Plan.

9)   MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

All marketable securities are classified as available for sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of income taxes, are included in retained earnings. Realized gains, realized losses and declines in value, judged to be other than temporary, are included in other income (expense).

The Company's financial instruments include cash, accounts receivable, marketable securities, accounts payable, accrued expenses and other current liabilities and long-term debt. The book values of cash, accounts receivable, marketable securities, accounts payable and accrued expenses and other current liabilities are representative of their fair values due to the short-term maturity of these instruments. The book value of the Company's long-term debt is considered to approximate its fair value, based on current market rates and conditions.

10)  INVESTMENTS

The Company has interests in certain long-term investments, which are carried at cost. Included in the balance of investments at December 31st is the following:

                                                             1996       1995
                                                           --------   --------
        Investment in third party administrative company   $ 45,000   $     --
        Marketable securities investment funds               67,500         --
        Investment in an insurance
          related corporation by CSP                         57,500     57,500
                                                           --------   --------
                                                           $170,000   $ 57,500
                                                           ========   ========

11)  DUE FROM RELATED PARTIES

This represents advances made to various related parties. These advances are non-interest bearing and have no specific repayment terms.

12)  ADVANCES FROM STOCKHOLDERS

At December 31, 1996, $200,000 was advanced from a stockholder to D.C. Partners as a loan for working capital purposes with no specific repayment terms. Such advance is non-interest bearing.

13)  MAJOR CUSTOMERS

During 1996, two customers accounted for approximately 20% of sales. During 1995, approximately 18% of sales were to a single contractor, primarily due to a single contract.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


14)  STOCKHOLDERS' EQUITY

CSP declared dividends to its preferred stockholders in the amount of $7,800 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, dividends of $1,950 were accrued but unpaid.

USIB declared dividends to its preferred stockholders in the amount of $161,243 for the year ended December 31, 1996. At December 31, 1996, dividends of $96,000 were accrued but unpaid.


     Shares of common stock were reserved at December 31, 1996 for the following:

                                                      Class A     Class B
                                                     ---------   ---------
          Conversion of a warrant for 1,000,000
            shares CNTI preferred stock into CNTI
            Class A common Stock                     1,000,000          --

          Exercise of 777,273 outstanding warrants
            exercisable subsequent to December 31,
            1997 in conjunction with D.C. Partners
            acquisition                                     --     777,273

          Conversion of 500,000 warrants into CNTI
            Class B common shares                           --     500,000

          Conversion of 300,000 warrants into CNTI
            Class B common shares                           --     300,000

          Conversion of 25,000 warrants into CNTI
            Class A common shares                       25,000          --

          Conversion of 250,000 warrants into CNTI
            Class A common shares                      250,000          --

          Conversion of 250,000 warrants into CNTI
            Class A common shares                      250,000          --

          Conversion of 270,834 warrants into CNTI
            Class A common shares                      270,834          --
                                                     ---------   ---------
                                                     1,795,834   1,577,273
                                                     =========   =========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


14)  STOCKHOLDERS' EQUITY (continued)

         Shares of common stock were reserved at December 31, 1995 for the following:

                                                              Class A
                                                             ---------
          Exercise of 1,307,300 outstanding warrants
            expiring December 31, 2000, entitling
            holders to purchase one share at $0.01           1,307,333

          Conversion of 1,000,000 shares preferred
            stock, 1-for-1                                   1,000,000

          Conversion of 24,500 shares CSP preferred
            stock, 4-for-1                                      98,000
                                                             ---------
                                                             2,405,333
                                                             =========

During 1995, 26,000 warrants were exercised for common stock at $0.01 per share. The Company issued 1,000,000 shares of restricted, convertible preferred stock to an officer-stockholder in exchange for all the common stock of USAOCA. The transaction was recorded at $560,000 based on average trading prices of the Company's common stock immediately prior to the acquisition date. The preferred shares are restricted as to convertibility during 1996-1998 based on earnings and other factors. The shares may be freely converted after 1998 or in the event of a hostile takeover attempt. The preferred stock is non-dividend bearing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Company's presently engaged accountants, Correa, Berger & Associates, CPA's, 67 Wall St., 2nd Floor, New York. NY 10005 who have audited the Registrant, Century Steel Products, Inc. (CSP) and U.S. Insurance Brokers, Inc. (USIB).

There were Changes in and Disagreements with Former Accountants on Accounting and Financial Disclosure, as follows:

(a)  (1)

         (i) In early February, 1997, Registrant's General Counsel recommended to the Board the dismissal of its Auditor, Donna Miller & Associates. The Board approved the recommendation, and, subsequently, on February 24, 1997, the Auditor resigned by letter of that date. Former Auditor has been re-engaged for a limited purpose as of April 11, 1997.

         (ii) Auditor's report on the Registrant's financial statements for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was any such financial statement modified as to uncertainty, audit scope, or accounting principles.

         (iii) As seen, supra, the decision to change Auditors was approved by the Board of Directors.

         (iv) (A) To Registrant's knowledge, there was never any disagreement with former Auditor on matters of accounting principles, financial statement disclosure, or auditing scope and procedure which would have caused former Auditor to make reference to such disagreements in connection with its report. Subsequent to the described events, former Auditor was re-engaged by Registrant for specific purposes on or about April 11, 1997, as seen, infra.

                 (B)(1) The former Auditor did advise Registrant, by letter dated January 30, 1997, that it considered the books, records and internal controls of one of the Registrant's subsidiaries, U.S. Insurance Brokers, Inc., to be inadequate on the issues of a) written contracts and/or invoices from consultants supporting payments made, b) inadequate wire transfer documentation, c) inappropriate expense volume paid by U.S. Insurance Brokers from preferred stock proceeds, and d) lack of response upon check writing activities and inappropriate check signatory - directing that the signatory should be an officer or director of the Registrant's subsidiary.

         The Registrant had no objection to its former Auditor's identifying these issues and has taken the advice under advisement and has since implemented all procedures recommended by the new Auditors.

                 (2) The former Auditor never advised the Registrant it was no longer able to rely on management's representations, or that it was unwilling to be associated with Registrant's financial statements.

                 (3) The former Auditor never advised the Registrant of any need to expand the scope of the audit, nor did it ever state it had covered information that, if further investigated, may

                                  (i)  materially impact the fairness or
reliability of either: a previously issued audit report or underlying financial statements; or financial statements issued or to be issued covering fiscal periods subsequent to the date of most recent financial statements covered by audit, or

                                  (ii)  cause the Auditor to be unwilling to
rely on management's statements or be associated with its financial statements.

                 (C) There were, in substance, no disagreements covered by
(a)(1)(iv) above.

                 (D) The Board of Directors did not discuss these issues with former Auditor, instead making a termination decision which was pre-empted by former Auditor's resignation.

                 (E) Registrant has authorized former Auditor to respond fully to inquiries of successor Auditor, and, in fact, has re-engaged former Auditor for this limited purpose as of April 11, 1997.

(a) (2) The new Auditor the Registrant has engaged is Correa, Berger & Associates, such engagement taking place on 2- 14-97.

                 (A) New Auditor is conferring with former Auditor regarding all issues which would, or could, impact former Auditor's republication of its already completed 1995 audit, and the degree to which the forthcoming (1996) 10- KSB may impact or relate to the same.

                 (B) In view of the narrow time frame (from April 11, 1997 to April 14, 1997) for both new Auditor and former Auditor to consult, Registrant can only state that new Auditor has advised Registrant that no problems or controversies are apparent at present. Registrant shall file an exhibit in this regard when such report as is anticipated from new Auditor becomes final on this specific issue.

                 (C) Former Auditor has been re-engaged, as of April 11, 1997, to deal with any and all issues which would relate to re-issue of the completed 1995 audit by former Auditor, and to deal with, in coordination with the new Auditor, the fashion in which any issues in the 1996 10-KSB filing could impact thereupon.

                 (D) In view of the short time frame (April 11, 1997 to present) during which former Auditor and new Auditor have had to confer, no such written report has been formulated. Upon its completion, it shall be filed immediately as an exhibit.

(a) (3) At present, again in view of the short time frame, no letter has been prepared by former Auditor indicating its agreements or disagreements with Registrant's statements. Registrant shall, as of April 15, 1997, request such a letter to be tendered within the ten business day time period provided for by this Item.

         It is anticipated that such comments will likely be filed as an 8-K, pursuant to the Instructions to Item 304 as reviewed by Registrant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Directors, Executive Officers, and their ages are:

     Name                           Position                            Age
-------------------               --------------                        ---
Richard Campanaro                    Director                           55

    Mr. Campanaro was formerly the CEO of Tandem financial Group, which was acquired by Merrill Lynch Insurance Group in 1990. Mr. Campanaro also serves as the Chief Operating Officer of DC Partners, Ltd., the Company's insurance claims subsidiary.

Joel M. Gundersheimer                Director                           52

     Mr. Gundersheimer was the founder of Century Steel Products, Inc., the Company's subsidiary, and functioned as its President since 1979 until 1996. He still functions as the President of Century Steel Products, Inc., the Company's subsidiary.

Theodore L. Schwartzbeck             Director, President, Treasurer     34

     Mr. Schwartzbeck became President of the Company in 1996. He has served as a Director since its inception. He has further served as the Executive Vice President of Century Steel Products, Inc, since 1986, and became its CEO in 1996.

Andres R. Romero                     Director                           52

     Mr. Romero was elected to the Board in 1996. Mr. Romero is the President of Romexx Capital Corporation in New York City, which acts as a reinsurance intermediary and a holding company for other insurance related operations.

Jan McDaniel                         Director, Secretary                50

     Ms. McDaniel was elected to the Board in 1996. She is the mother of Ted L. Schwartzbeck. Ms. McDaniel has been active as an investor in the cosmetics and beauty products industries all of her life.

The above Directors are all elected annually, and Messrs. Schwartzbeck, and Gundersheimer have served since the inception of the Company in December of 1992. Mr. Campanaro has served since 1993. All of the Directors were appointed to serve for the calendar year of 1997 at the annual meeting. Ted Schwartzbeck has also served as Vice President of CSP since 1985, and President of USIB since 1995.

ITEM 10. EXECUTIVE COMPENSATION.

There are only two Executive Officers, who also serve as Directors of the Company, Mr. Campanaro and Mr. Schwartzbeck. Mr. Schwartzbeck receives his compensation as Executive V.P. and CEO of Century Steel Products, Inc. Mr. Campanaro receives his compensation as Chief Operating Officer of Scibal Associates, Inc. They do not receive any compensation as Officers or Directors of the Company. Mr. Campanaro has received a warrant for 500,000 shares of Class B stock in the Company through an affiliated entity, which is described in more detail in Item 12 herein.

In the following tables names have been abbreviated.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------
CENTURY INDUSTRIES, INC.
NAME AND                                                            RESTRICTED       ALL
POSITION              YEAR    SALARY($)     BONUS     OTHER($)     STOCK AWARDS     OTHER
-----------------------------------------------------------------------------------------
R.W. CAMPANARO        1996      -0-          -0-        -0-           -0-            -0-
J.M. GUNDER           1996      -0-          -0-        -0-           -0-            -0-
TED BECK              1996      -0-          -0-        -0-           -0-            -0-
-----------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

----------------------------------------------------------------------------
All 5% persons:
                          Name of               Amount of
                          Beneficial            Beneficial
  Title of Class            Owner                 Owner     Percent of Class
  --------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder            349,501         10 %
        "     "           Ted L. Schwartzbeck    347,167         10 %
        "     "           Richard Campanaro       58,000         02 %
        "     "           David Scibal           760,000         21 %
        "     "           Steven Scibal           60,000         02 %
----------------------------------------------------------------------------


----------------------------------------------------------------------------
Management 5% persons:

                           Name of              Amount of
                          Beneficial            Beneficial
 Title of Class             Owner                 Owner     Percent of Class
----------------------------------------------------------------------------
 Class A Common Voting
        "      "
        "      "          J.M. Gunder             349,501          10 %
        "      "          Ted L. Schwartzbeck     347,167          10 %
        "      "          Richard Campanaro        58,000          02 %
        "      "          David Scibal            760,000          21 %
        "      "          Steven Scibal            60,000          02 %
----------------------------------------------------------------------------



----------------------------------------------------------------------------
Management Class A warrants:

     If the 992,502 outstanding Class A common stock warrants owned by the Executive Officers and their affiliates were exercised at $.01 per share, the Company would have 4,088,502 shares outstanding, on a fully diluted basis. The following share amounts and percentages would then apply:

                            Name of             Amount of
                            Beneficial          Beneficial  Common Stock
 Title of Class               Owner               Owner     Percent of Class
Class A Common
   "  "   "                J.M. Gunder           484,918         12 %
   "  "   "                Ted Beck              482,584         12 %
   "  "   "                David Scibal          785,000         19 %
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Class B Warrants:*
     If the 1,577,273 outstanding Class B common stock warrants were issued to affiliates, (1 vote for each 100 shares) convertible on a 1 for 1 basis, the Company would have 5,665,775 shares outstanding, on a fully diluted basis. The following additional share amounts and percentages would apply:

                            Name of             Amount of
                            Beneficial          Beneficial    Common Stock
   Title of Class            Owner               Owner        Percentage
   Class B Common
     "   "   "            Sonimari, Inc.         500,000         09 %
     "   "   "            EDA Fin. Group         300,000         05 %
     "   "   "            David Scibal           777,273         14 %

* The Class B shares have not yet been registered with the SEC. Management plans to file a Form 10 in April, 1997 to register Class B as a class.
----------------------------------------------------------------------------


The 300,000 restricted Class B warrants issued to EDA Financial Group are exercisable at prices ranging from $1.25 to $2.00.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On June 30, 1996 the Company signed an agreement to acquire 49% of DC Partners, Ltd. (DCP) through an "A Type Reorganization" pursuant to the Internal Revenue Code for $700,000. That acquisition agreement provided that the Company would have the right to purchase the final 51% of DCP for $3,000,000 and 750,000 shares of the Company's Class A common stock.

On September 30, 1996, after the $700,000 was paid, the acquisition/merger agreement was amended wherein the DCP shareholders agreed to accept 820,000 Class A common shares, $1,000,000 in cash and a warrant for 777,273 Class B shares in lieu of the $3,000,000 cash. The cash was paid into trust on the original shareholders' behalf on November 13, 1996, and the Class A shares and the Class B warrant were constructively issued.

The agreement provided for a warrant for 500,000 Class B shares to be issued to Sonimari, Inc. in consideration for its assistance in negotiating the original purchase of DCP, and renegotiating the amendment to the acquisition agreement wherein the original DCP shareholders reduced their cash requirement to $1,000,000 instead of $3,000,000. The Sonimari, Inc. shares will be effectively aggregated with shares owned by Richard Campanaro, a Director of the Company and the Chief Operating Officer of DCP, as a related party transaction.

The Class B shares which underlie the Class B warrant will therefore be treated as shares owned by an affiliate/control person, and will be subject to the restrictions upon resale by an affiliate and/or a control person.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

The following Exhibits are attached as required by Small Business Issuers:

(1)  Underwriting Agreement. Not applicable.

(2) Plan of acquisition, reorganization, arrangement, liquidation or___ succession. Not applicable.

(3) Articles of incorporation and by-laws. Incorporated by reference through previously filed 10-K's.

(4) Instruments defining rights of holders. Incorporated by reference through previously filed 10-K's.

(5)  Opinion: re: Legality. Not Applicable.

(6)  Opinion: re: Liquidation Preference. Not Applicable.

(7)  Opinion: re: Liquidation Preference. Not Applicable.

(8)  Opinion: re: Tax Matters. Not Applicable.

(9)  Voting Trust Agreement - Not Applicable.

(10) Material contracts -  Filed as 1996 8-K's.

(11) Statement re computation of per share earnings - see Profit & Loss Income Statement Page 4 audited financials herein.

(12) Statement re: Computation of Ratios. Not Applicable.

(13) Annual or quarterly reports, Form 10-Q - Not Applicable.

(14) Material Foreign Contracts. Not Applicable.

(15) Letter re: unaudited Interim, Financial Information. Not
     Applicable.

(16) Letter or change in certifying accountant. Not Applicable.

(17) Letter re director resignation. Not Applicable.

(18) Letter or change in accounting principles - Not Applicable.

(19) Previously unfiled documents. - Not Applicable.

(20) Report Furnished to Security Holders. Not Applicable.

(21) Other documents or statements to security holders.
     Not Applicable.

(22) Subsidiaries of the registrant. Attached as Exhibit (c).

(23) Published report regarding matters submitted to vote of security holders. Not Applicable.

(24) Consent of experts and counsel - Not Applicable.

(25) Power of attorney - Not Applicable.

(28) Additional exhibits. - Not Applicable.

(29) Info from reports furnished to State Insurance Authorities. - Not
     Applicable.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Century Industries, Inc.
                                  (Registrant)




Date: April 15, 1997      BY:  /s/   TED L. SCHWARTZBECK
                               -----------------------------------
                                  Ted L. Schwartzbeck
                                  President/CEO/Director/Treasurer



Date: April 15, 1997      BY:  /s/   RICHARD CAMPANARO
                               -----------------------------------
                                  Richard Campanaro
                                  Chairman



Date: April 15, 1997      BY:  /s/   JAN K. MCDANIEL
                               -----------------------------------
                                  Jan K. McDaniel
                                  Secretary, Director