Form 10QSB
period 1997-03-31
CENTURY INDUSTRIES INC /DC/
filed 1997-05-14
CIK 355701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997
                         Commission File Number: 0-9969



                          CENTURY INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



        District of Columbia                                 54-1100941
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)



      45034 Underwood Lane
          Sterling, Va.                                         20166
      (Mail) P.O. Box 319
          Sterling, Va.                                         20167
----------------------------------------                 -----------------------
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

At March 31, 1997, 3,096,000 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding, and 3,000,000 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding. The Class B shares are not yet registered pursuant to Section 12(g).

                                     INDEX


PART  I                     FINANCIAL INFORMATION

ITEM  I                     Financial Statements


                          Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

                     Consolidated Statements of Operations
                          for the three month periods
                         ended March 31, 1997 and 1996

                 Consolidated Statement of Stockholders' Equity
                           for the three month period
                              ended March 31, 1997

                     Consolidated Statements of Cash Flows
                          for the three month periods
                         ended March 31, 1997 and 1996


                         Notes to Financial Statements

ITEM  2          Management's Analysis of Financial Condition
                          and Results of Operations

                              FINANCIAL STATEMENTS




In the opinion of management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and December 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1997 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)





                                     ASSETS



CURRENT ASSETS                                                           3/31/97            12/31/96
--------------                                                           -------            --------

Cash and Cash Equivalents                                             $1,222,225          $  382,548
Account Receivable-Trade (Net of allowance for doubtful                1,655,767           1,263,910
    accounts of $43,000 in 1997 and 1996)
Inventory                                                                144,348             138,955
Marketable Securities                                                    669,414             571,980
Other Current Assets                                                     712,786             476,588
                                                                      ----------          ----------

TOTAL CURRENT ASSETS                                                   4,404,540           2,833,981
                                                                      ----------          ----------

LONG TERM ASSETS
----------------

Software and Computer Equipment                                        1,439,393           1,329,710
Furniture and Fixtures                                                 1,021,438           1,009,376
Machinery and Equipment                                                  551,396             548,230
Transportation Equipment                                                 192,190             192,190
Leasehold Improvements                                                   146,241             139,296
                                                                      ----------          ----------
                                                                       3,350,658           3,218,802
Less: Accumulated Depreciation                                        (1,455,169)         (1,400,022)
                                                                      ----------          ----------
NET LONG TERM ASSETS                                                   1,895,489           1,818,780
                                                                      ----------          ----------

OTHER ASSETS
------------

Investments                                                              184,807             170,000
Deferred Offering Costs                                                  223,963             160,262
Deferred Acquisition Costs                                               371,000             305,000
Security Deposits                                                         57,790              56,144
Goodwill (Net of accumulated amortization of $17,219 in                2,020,920           2,038,139
    1997 and $31,605 in 1996)
Due from Related Parties                                                 433,566             421,633
Other Assets                                                             264,464             197,309
                                                                      ----------          ----------
TOTAL OTHER ASSETS                                                     3,556,510           3,348,487
                                                                      ----------          ----------

TOTAL ASSETS                                                          $9,856,539          $8,001,248
                                                                      ==========          ==========





                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)





                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                   3/31/97             12/31/96
                                                                                   -------             --------
CURRENT LIABILITIES
-------------------

Accounts Payable- Trade                                                         $1,508,901           $1,650,270
Current Maturities- Long Term Debt                                                 249,482              243,569
Capital Lease Obligations                                                          111,046              146,806
Notes Payable                                                                      200,000              200,000
Advances from Stockholders                                                         200,000              200,000
Accrued Expenses                                                                 1,207,225              920,616
Dividends Payable                                                                  147,532               97,950
                                                                                ----------           ----------
Total Current Liabilities                                                        3,624,186            3,459,211
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                                      687,373              763,452
---------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                    154,850              154,850
-----------------------------------------------                                 ----------           ----------

TOTAL LIABILITIES                                                                4,466,409            4,377,513
                                                                                ----------           ----------

MINORITY INTEREST                                                                   67,996               25,811
                                                                                ----------           ----------

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares                      1,010                1,000
    authorized, 1,010,875 and 1,000,000 issued and outstanding
Common Stock, Class A, $.001 par value, 25,000,000 shares authorized,                3,096                3,096
    3,096,000 issued and outstanding
Common Stock, Class B, $.001 par value, 25,000,000 shares authorized,                3,000                3,000
    3,000,000 issued and outstanding
Additional Paid in Capital                                                       6,052,369            4,388,099
Retained Deficit                                                                  (737,341)            (797,271)
                                                                                ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                       5,322,134            3,597,924
                                                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $9,856,539           $8,001,248
                                                                                ==========           ==========





                 See accompanying notes to financial statements

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (UNAUDITED)






                                                 Three Months Ended March 31, 1997
                               --------------------------------------------------------------------
                                  Steel       Insurance       Claims        Parent         Total
                                Products    (Development    Processing    Holding Co.
                                               Stage)

Revenues                       $1,005,299                   $ 2,799,519                $ 3,804,818

Cost of Sales                     641,561                     1,352,037                  1,993,598

Gross Profit                      363,738                     1,447,482                  1,811,220

Operating Costs
Payroll Expenses                   98,321                       626,067                    724,388
Professional Fees                   2,307      $  11,796         32,773     $  1,130        48,006
Auto, Travel and Entertainment      9,886          7,754         73,541        1,541        92,722
Amortization and Depreciation       1,933         18,057         46,845        7,145        73,980
Other                              39,579         33,619        477,735                    550,933
Total Operating Costs             152,026         71,226      1,256,961        9,816     1,490,029

Operating Income (Loss)           211,712        (71,226)       190,521       (9,816)      321,191

Other Income Expenses
Other Income (Expenses)            (1,609)         1,359        (20,355)                   (20,605)
Interest Expense                   (9,179)                      (34,281)                   (43,460)
Minority Interest                 (42,185)                                                 (42,185)
Total Other Income (Expense)      (52,973)         1,359        (54,636)                  (106,250)

INCOME (LOSS) BEFORE TAXES     $  158,739      $ (69,867)   $   135,885     $ (9,816)  $   214,941


                                                   Three Months Ended March 31, 1996
                               --------------------------------------------------------------------
                                  Steel       Insurance       Claims       Parent          Total
                                Products    (Development    Processing    Holding Co.
                                               Stage)

Revenues                        $ 729,410                                              $   729,410

Cost of Sales                     463,133                                                  463,133

Gross Profit                      266,277                                                  266,277

Operating Costs
Payroll Expenses                   95,931     $    2,775                                    98,706
Professional Fees                   1,562        138,291                    $  2,912       142,765
Auto, Travel and Entertainment      7,654          3,252                                    10,906
Amortization and Depreciation       2,130            802                                     2,932
Other                              24,595         13,396                                    37,991
Total Operating Costs             131,872        158,516                       2,912       293,300

Operating Income (Loss)           134,405       (158,516)                     (2,912)      (27,023)

Other Income Expenses
Other Income (Expenses)                            2,079                                     2,079
Interest Expense                  (13,086)                                                 (13,086)
Minority Interest
Total Other Income (Expense)      (13,086)         2,079                                   (11,007)

Income (Loss) Before Taxes      $ 121,319     $ (156,437)   $         -     $ (2,912)  $   (38,030)


                                  (continued)





                 See accompanying notes to financial statements

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)





                                  (continued)



                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------

                                                                                   1997                                  1996
                                                                                   ----                                  ----
Total Income (Loss) Before Taxes                                        $       214,941                      $       (38,030)


Provision (Benefit) For Taxes                                                    12,000                              (14,200)
                                                                                 ------                              --------

Net Income (Loss)                                                       $       202,941                      $       (23,830)

Preferred Stock Dividends of Subsidiaries                                     (141,950)                               (4,450)
                                                                              ---------                               -------

Net Income (Loss) Available for Common Stockholders                     $        60,991                      $       (28,280)

Earnings (Loss) Per Share                                               $          0.01                      $         (0.01)
                                                                        ---------------                      ----------------





                 See accompanying notes to financial statements

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)





                                                                                  COMMON         COMMON
                                                                PREFERRED          STOCK          STOCK
                                                                  STOCK           CLASS A        CLASS B
                                                                ---------        --------        -------
BALANCE DECEMBER 31, 1996                                         $ 1,000          $3,096         $3,000

Issuance of 10,875 shares of preferred stock                           10               -

Unrealized loss on marketable securities                                -               -              -

Net Income for three months ended 3/31/97                               -               -              -

Preferred dividends, CSP and USIB                                       -               -              -
                                                                  -------          ------         ------

BALANCE MARCH 31, 1997                                            $ 1,010          $3,096         $3,000
                                                                  =======          ======         ======


                                                              ADDITIONAL         RETAINED          TOTAL
                                                                PAID-IN          EARNINGS      STOCKHOLDERS'
                                                                CAPITAL          (DEFICIT)        EQUITY
                                                             ------------      -----------     -------------

BALANCE DECEMBER 31, 1996                                     $4,388,099        $(797,271)        $3,597,924

Issuance of 10,875 shares of preferred stock                   1,664,270                 -         1,664,280

Unrealized loss on marketable securities                               -           (1,061)           (1,061)

Net Income for three months ended 3/31/97                              -           202,941           202,941

Preferred dividends, CSP and USIB                                      -         (141,950)         (141,950)
                                                              ----------        ----------        ----------

BALANCE MARCH 31, 1997                                        $6,052,369        $(737,341)        $5,322,134
                                                              ==========        ==========        ==========





                 See accompanying notes to financial statements

                     CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                                  (UNAUDITED)





                                                                                        3/31/97            3/31/96
                                                                                        -------            -------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash received from customers                                                     $   3,412,961        $   709,979
Cash paid to suppliers and employees                                                (3,652,165)          (962,586)
Interest paid                                                                          (43,460)           (11,007)
Income taxes paid                                                                      (12,000)                 -
                                                                                 --------------       ------------
Net cash provided (used) by operating activities                                      (294,664)          (263,614)
                                                                                 --------------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase of fixed assets                                                               (76,709)                 -
Purchase of marketable securities and investments                                     (113,302)           (10,206)
                                                                                 --------------       ------------
Net cash provided (used) by investing activities                                      (190,011)           (10,206)
                                                                                 --------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from sale of CNTI and USIB preferred stock                                  1,534,579            320,000
Preferred dividends paid                                                               (92,368)            (1,950)
Receipts of (payments on) notes                                                       (105,926)           (12,655)
Net advances from (to) affiliates-stockholders                                         (11,933)                 -
                                                                                 --------------       ------------
Net cash provided (used) by financing activities                                     1,324,352            305,395
                                                                                 --------------       ------------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                              839,677             31,575
-----------------------------------------

Cash and Cash Equivalents - January 1                                                  382,548             24,471
-------------------------------------                                            --------------       ------------

CASH AND CASH EQUIVALENTS - MARCH 31                                             $   1,222,225        $    56,046
------------------------------------                                             ==============       ============


Net income (loss)                                                                $     202,941        $   (23,830)
Amortization and depreciation                                                           73,980              7,213
Minority Interest                                                                       42,185                  -
(Increase) decrease in accounts receivable                                            (391,857)           (19,431)
(Increase) decrease in inventory                                                        (5,393)                 -
(Increase) decrease in other current assets and other assets                          (361,760)           (66,837)
Increase (decrease) in accounts payable                                               (141,369)          (154,386)
Increase (decrease) in accrued expenses                                                286,609              2,457
Increase (decrease) in income taxes payable                                                  -            ( 8,800)
                                                                                 --------------       ------------
Net cash provided (used) by operating activities                                 $    (294,664)       $  (263,614)
                                                                                 ==============       ============






                                  (continued)





                See accompanying notes to financial statements

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                                 (UNAUDITED)



                                 (continued)




For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarter ended March 31, 1997, the Company recognized an unrealized loss of $1,061 on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were decreased by $1,061 for the quarter ended March 31, 1997.

Dividends of $141,950 and $4,450 were accrued and charged to retained earnings for the quarter ended March 31, 1997 and 1996, respectively.

Minority interest was increased and retained earnings decreased by $42,185, the minority interest in CSP's net earnings for the quarter ended March 31,1997. Minority interest was decreased and retained earnings increased by $2,000, the minority interest in CSP's net loss for the quarter ended March 31,1996.





                See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997





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

U.S. Insurance Brokers, Inc. (USIB), previously referred to as USAOCA, which was incorporated in the District of Columbia on April 27, 1995, is a development stage life and casualty insurance agent which markets full service association life, automobile, homeowner and health insurance plans, and life insurance company-managed financial products to various associations and other membership-based organizations.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements for 1996 include the accounts of Century Industries, Inc. and its subsidiaries, CSP, USIB, and D.C Partners and CSP and USIB in 1995. The Company owns approximately 80% of CSP's common stock and 100% of USIB's and D.C. Partners' common stock. All material intercompany accounts and transactions have been eliminated. Minority interests in a subsidiary are recognized to the extent that the minority interests in equity capital are positive. When losses applicable to minority interests exceed minority interest in equity capital, the excess is charged against the Company's interest. Subsequent minority interest earnings are credited to the Company to the extent of minority interest losses previously absorbed. In the year of acquisition, a subsidiary's income and expenses are included in the consolidated statement of operations only to the extent of the post-acquisition activity.

Since D.C. Partners was acquired by USIB on November 13, 1996 their results of operations are included in the consolidated statements of operations for the quarter ended March 31, 1997. D.C. Partners' assets and liabilities as of March 31, 1997 and December 31, 1996 are included in the related balance sheets. See
Note 2 below for selected financial statement disclosures related to the D.C. Partners acquisition.

ACQUISITIONS AND GOODWILL
The consolidated financial statements include the net assets of businesses purchased and recorded at cost, which was measured by the fair value of consideration given or net assets received, whichever was more clearly evident, at the acquisition date. The excess of acquisition costs over the fair value of net

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997





ACQUISITIONS AND GOODWILL (CONTINUED)
assets acquired has been allocated to and is included in goodwill. Goodwill is amortized on a straight-line basis over 30 years. Management periodically reviews the business environment of its aquirees for potential impairment writedowns.

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

SOFTWARE COSTS
Pursuant to Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, D.C. Partners capitalized certain software development and production costs once technological feasibility had been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. D.C. Partners capitalized internal software development costs, related to new products reaching technological feasibility. At March 31, 1997 and December 31, 1996, D.C. Partners capitalized software amounting to approximately $877,000 and $780,000, respectively. Capitalized software development and purchased software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs will be amortized based on the straight-line method over the estimated life.

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

REVENUE RECOGNITION
Steel Products
Revenue is recognized on steel products when the products are shipped to customers. Revenue is recognized on fabrication projects as contract line-item tasks are completed. Line item tasks are generally short-term in nature. Accordingly, expenses are recognized when incurred. Losses are recognized when

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



REVENUE RECOGNITION (CONTINUED)
reasonable estimates of the amount of loss can be made. The Company periodically reviews the credit, collection and sales allowance history and status of its customers and provide for potential losses.

Development Stage Insurance Operations
Commissions from insurance contracts generated by USIB are recognized as insurance premiums when collected by the insurance carriers.

Claims Administration
D.C. Partners contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, D.C. Partners will administer up to a specified number of claims. D.C. Partners recognizes this revenue on a pro rata basis throughout the billing year. If less than the estimated number of claims is administered, D.C. Partners is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, D.C. Partners is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met. Included in other current assets is approximately $474,000 at March 31, 1997 and $408,000 at December 31, 1996 related to "average billings" captured from an analysis of claims' work in process.

IMPREST FUNDS
As a third party administrator, D.C. Partners' clients deposit funds with D.C Partners to administer the clients' claims. D.C. Partners places these funds in various cash accounts set up solely for the purpose of paying that client's claims.

CASH
From time to time during the periods presented, the Company maintained cash balances in excess of federally insured limits.

EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 5,500,000 and 2,630,000 for the quarters ended March 31, 1997 and 1996, respectively.

RECLASSIFICATIONS
Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1997 presentation.

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

In the second phase of the acquisition, which was originally to be completed by June 30, 1997, the remaining equity and voting stock in D.C. Partners were to be surrendered to the Company in exchange for 820,000 shares of the voting common stock of the Company plus a cash payment of $3,000,000. On September 30, 1996, the Agreement was amended and the remaining stock purchased was accelerated. On November 13,1996 the Agreement was further amended to replace the unpaid $ 2,000,000 remaining

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



ACQUISITION OF D.C. PARTNERS, LTD., INC. (CONTINUED) with a warrant for 727,273 shares of the Company's Class B Common Stock, valued at $ 2.75 per share, with demand registration rights attached thereto, beginning December 31,1997.In addition, the stockholder of D.C. Partners received 50,000 options for his efforts and costs incurred in completing this transaction.

PRO FORMA INFORMATION
The following unaudited pro forma information purports to show the effects on financial position at December 31, 1996 and results of operations for the year ended December 31, 1996 , had the acquisition of D.C. Partners occurred at the beginning of the year. This unaudited pro forma information is based on historical financial position and results of operations, adjusted for acquisition costs and amortization of goodwill, and is not necessarily indicative of what the results would have been had the Company operated D.C. Partners since the beginning of the year.

         STATEMENTS OF OPERATIONS
       FOR THE YEAR ENDED 12/31/96                  Historical                                     PRO FORMA
               (UNAUDITED)                   Century            DCP(b)         Adjustments          COMBINED
               -----------                   -------            ------                              --------

Revenues                                   $2,676,306        $10,718,163     $        -          $13,394,469
Cost of sales                               1,964,963          5,414,967              -            7,379,930
                                           ----------        -----------     -----------         -----------
      Gross Profit                            711,343          5,303,196              -            6,014,539
Operating expenses                          1,149,456          4,686,316         133,750 (a)       5,969,522
Other (income) expense                       (123,044)           575,342              -              452,298
                                           ----------        -----------     -----------         -----------
Income (loss) before income taxes            (315,069)            41,538        (133,750)           (407,281)
Income tax provision (benefit)                (41,700)            15,000              -              (26,700)
                                           ----------        -----------     -----------         -----------
Income (loss) before extraordinary item    $ (273,369)       $    26,538     $  (133,750)        $  (380,581)
                                           ==========        ===========     ===========         ===========

(a) The adjustments to operating expenses include the following items:

             Acquisition costs               $ 80,000
             Goodwill amortization             53,750
                                             --------
                                             $133,750
                                             ========

(b) This column includes the accounts of Scibal Associates, Inc. (Scibal), D.C. Partners' sole and wholly owned subsidiary, which D.C. Partners acquired in 1996. Scibal's fiscal year-end is September 30th. Accordingly, the amounts shown represent the year ended September 30, 1996 taken from D.C. Partners and subsidiary audited financial statements.

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

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



SALE OF PREFERRED STOCK (CONTINUED)
USIB preferred stock was converted to Class B common stock of the Company in accordance with, and upon completion of USIB's preferred stock offering. Class B common stock of the Company has one hundredth (1/100) vote per share, while Class A common stock has one (1.00) vote per share.

4)  INCOME TAXES
The provision (benefit) for taxes consists of the following at March 31:

                 Current                                          1997             1996
                                                                  ----             ----
                       Federal                                 $   -            $ (6,500)
                       State                                       -              (2,300)
                                                               ---------        ---------
                                                                   -              (8,800)
                 Deferred                                       (14,000)          (5,400)
                                                               ---------        ---------
                                                               $(14,000)        $(14,200)
                                                               =========        =========

Deferred tax assets resulted primarily from the Company's net operating loss of approximately $730,000 at March 31, 1997 and $113,000 at March 31, 1996. Such net operating loss is comprised of last year's loss plus the net operating loss acquired from D.C. Partners. This net operating loss is available to offset future taxable income. The related deferred tax asset of $290,000 has been reduced by a valuation allowance of $140,000. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from approximately $4,200 of charitable contributions available to offset future taxable income. The net operating loss carry forward will expire in 2011, and the charitable contribution carry forward will expire in 2000.

Net deferred tax assets consisted of the following at March 31:

                                                                     1997             1996
                                                                     ----             ----
                 Total deferred tax liabilities                    $   -        $     -
                 Total deferred tax assets                          289,900         43,000
                 Total valuation allowance                         (140,000)       (43,000)
                                                                   --------        -------
                                                                   $149,900     $---------
                                                                   ========     ==========

Of the net deferred tax assets at March 31, 1997, $9,000 were included in other current assets, and $140,000 were included as other assets.

5)   RELATED PARTY TRANSACTIONS
During the quarter ended March 31, 1997, USIB advanced approximately $60,000 to stockholders-officers of the Company and an affiliated party. Such advances are non-interest bearing.

For the quarter ended March 31, 1997 an officer of USIB received approximately $300,000 for services provided as selling expenses in issuing shares of preferred stock. Equity was reduced by this amount as a direct cost of issuing the stock.

On October 29, 1996, USAOCA was merged into a corporation that is an affiliate of a stockholder-officer of the Company. Such merger included the transfer of USAOCA's net loss carryforwards of approximately $113,000. There was no consideration received by the Company in this transaction.

D.C. Partners has a minority stock position in a corporation, which owns an office building. The office building was vacant for a portion of time, during which time D.C. Partners funded the debt service and maintenance costs of the property, which has been recorded as a receivable. The property is for sale, and D.C. Partners feels that its receivable will be collected when it is sold.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



RELATED PARTY TRANSACTIONS (CONTINUED)
The Company incurred $100,000 of consulting fees from an affiliated company in 1994. The fees pertained to an unsuccessful business acquisition attempt and were included in accounts payable at December 31, 1995. Such debt was forgiven and cancelled effective December 31, 1996.

6)  LINE OF CREDIT
D.C. Partners maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at March 31, 1997 and December 31, 1996 totaled $200,000, which is due on demand with interest at prime plus 1%.

7)  LONG-TERM DEBT
Long-term debt at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                               1997                1996
                                                                               ----                ----
         $500,000 note payable, due in equal monthly payments
         of $8,333 plus interest at prime plus 1% for sixty (60)
         months due through August 2001, secured by all assets
         of D.C. Partners                                                    $458,333            $483,333

         $250,000 guidance note to finance new capital
         expenditures, due in equal monthly installments plus
         interest at prime plus 1% for thirty-six (36) months,
         secured by all assets of D.C. Partners                               228,058             255,783

         D.C. Partners has a $27,500 note payable due in
         monthly installments of $691 including interest at a rate
         of 9.5% per annum for forty-eight (48) months through
         August 2000                                                           24,464              25,905

         CSP has a note dated July 1995, maturing December
         2001.  Monthly payments are required consisting of
         principal of $4,000 plus accrued interest at 1.5% over
         prime.  The note is secured by all of CSP's assets and is
         guaranteed by a stockholder-officer                                  226,000             242,000
                                                                              -------             -------
                                                                              936,855           1,007,021
         Less:  Current portion                                               249,482             243,569
                                                                              -------          ----------
                Long term portion                                            $687,373          $  763,452
                                                                             ========          ==========

Future minimum payments on long-term debt as of March 31, 1997 and December 31, 1996 are as follows:

                                                                               1997                1996
                                                                               ----                ----

         1997                                                                $173,403          $  243,569
         1998                                                                 240,159             240,159
         1999                                                                 240,806             240,806
         2000                                                                 170,518             170,518
         2001 and thereafter                                                  111,969             111,969
                                                                             --------          ----------
                                                                             $936,855          $1,007,021
                                                                             ========          ==========

Interest cost, none of which was capitalized, was approximately $43,460 and $13,086 for the quarters ended March 31, 1997 and 1996, respectively,

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



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
                                                               ----------
                                                               $1,377,382
                                                               ==========

Net rent expense was approximately $155,000 and $15,000 for the three months ended March 31, 1997 and 1996, respectively.

Obligations Under Capital Leases
The Company is the lessee of computer equipment under capital leases expiring in 1998. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

Following is a summary of property held under capital leases:

         Computer equipment                                      $438,739
         Less:  Accumulated depreciation                          (76,779)
                                                                 --------
                                                                 $361,960
                                                                 ========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

         1997                                                    $127,452
         1998                                                     160,724
                                                                 --------
Total minimum lease payments                                      288,176
Less:  Amount representing interest                               (22,280)
                                                                 --------
Present value of net minimum lease payments                      $265,896
                                                                 ========

The interest rate on capitalized leases range from 5.5% to 12.5% and is imputed based on the lower of the incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Effective January 1, 1997, the Company adopted a key Employee Stock Option
Plan.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



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

10)  INVESTMENTS
The Company has interests in certain long-term investments, which are carried at cost. Included in the balance of investments at March 31st is the following:

                                                                           1997                  1996
                                                                           ----                  ----

         Investment in third party administrative company                $ 47,500             $ 45,000
         Marketable securities investment funds                            67,500               67,500
         Investment in an insurance
           related corporation by CSP                                      57,500               57,500
         Investment in CNTI common stock by CSP                            12,307                  ---
                                                                         --------             --------
                                                                         $184,807             $170,000
                                                                         ========             ========

11)  DUE FROM RELATED PARTIES
This represents advances made to various related parties. These advances are non-interest bearing and have no specific repayment terms.

12)  ADVANCES FROM STOCKHOLDERS
At March 31, 1997, $200,000 was advanced from a stockholder to D.C. Partners as a loan for working capital purposes with no specific repayment terms. Such advance is non-interest bearing.

13)  MAJOR CUSTOMERS
During the three month period ended March 31, 1997, two customers accounted for approximately 20% of sales. During the three month period ended March 31, 1996, approximately 18% of sales were to a single contractor, primarily due to a single contract.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997





14)   STOCKHOLDERS' EQUITY
CSP declared dividends to its preferred stockholders in the amount of $1,950 for the quarters ended March 31, 1997 and 1996, respectively. At March 31, 1997 and December 31, 1996, dividends of $1,950 were accrued but unpaid.

USIB declared dividends to its preferred stockholders in the amount of $140,000 for the quarter ended March 31, 1997. At March 31, 1997 and December 31, 1996 dividends of $140,000 and $96,000, respectively, were accrued but unpaid.


         Shares of common stock were reserved at March 31, 1997 and December 31, 1996 for the following:

                                                                                  Class A         Class B
                                                                                  -------         -------

            Conversion of a warrant for 1,000,000 shares
                 CNTI preferred stock into CNTI Class A
                 common Stock                                                   1,000,000              --

            Exercise of 777,273 outstanding warrants
                 exercisable subsequent to December
                 31, 1997 in conjunction with D.C.
                 Partners acquisition                                                  --         777,273

            Conversion of 500,000 warrants into CNTI
                 Class B common shares                                                 --         500,000

            Conversion of 300,000 warrants into CNTI
                 Class B common shares                                                 --         300,000

            Conversion of 25,000 warrants into CNTI
                 Class A common shares                                             25,000              --

            Conversion of 250,000 warrants into CNTI
                 Class A common shares                                            250,000              --

            Conversion of 250,000 warrants into CNTI
                 Class A common shares                                            250,000              --

            Conversion of 270,834 warrants into CNTI
                 Class A common shares                                            270,834              --
                                                                                ---------       ---------

                                                                                1,795,834       1,577,273
                                                                                =========       =========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENT OF COMPUTATION OF
                               EARNINGS PER SHARE
                            MARCH 31, 1997 AND 1996
                                  (UNAUDITED)





                                                                     3/31/97                3/31/96
                                                                  -------------           -----------
EARNINGS PER SHARE
------------------

Adjusted Net Income:

Net Income (Loss)                                                 $    202,941            $  (23,830)

Dividends on preferred stock                                          (141,950)               (4,450)
                                                                  -------------           -----------

Total adjusted net income (I)                                     $     60,991            $  (28,280)
                                                                  -------------           -----------

Total adjusted weighted - average shares outstanding (II)            5,500,000             2,630,000
                                                                  -------------           -----------

Earnings (Loss) Per Share (I divided by II)                       $       0.01            $    (0.01)
                                                                  -------------           -----------

ITEM 2. Management's Discussion and Analysis

                   Century Industries, Inc. In Consolidation
                             with its subsidiaries

The Company has grown by acquisition since 1995. The first quarter results reflect the efficacy of the Company's management strategies for the first time, resulting in substantial earnings when compared with past years which included major acquisition costs. In addition, the major costs connected with the past acquisitions have been absorbed..

Its consolidated assets have increased from $1,285,260 at first quarter 1996 to $9,856,539 in 1997, a 767% increase. Consolidated Capital has increased from $340,458 at first quarter 1996 to $5,322,134 in 1997, a 1563% increase. Its first quarter revenues for 1997 have increased from $729,410 in 1996 to $3,804,818 in 1997, which is a 522% increase.

The operating subsidiaries, CSP and DCP were profitable, as discussed below, and were not materially affected in consolidation due to comparably smaller operating losses attributable to USIB's development stage, and the maintenance costs of the Parent Company. The operating income for each subsidiary is shown as follows, with related deductions for other income (expense), provision for taxes and preferred stock dividends of subsidiaries in consolidation:

                   Century       USIB     DCP/Scibal   CNTI
               Steel Products  Brokerage    Claims    Parent     Total
               --------------  ---------  ----------  ------   ---------

Revenues        $  1,005,299     -0-      2,799,519    -0-     3,804,818

Operating Income     211,712   (71,226)     190,521   (9,816)    321,191
 Other
  income (expense)   (52,973)    1,359      (54,636)            (106,250)
                                                                 -------
Income before taxes                                              214,941
Provision for taxes                                               12,000
                                                                 -------
Net Income before Preferred Stock Dividends earnings adjustment  202,941
Less: Preferred stock dividends                                 (141,950)
                                                                 -------
Net Income Available for Common Shareholders                      60,991

It should be noted that CSP and DCP jointly had operating income of $402,233 on revenues of $3,804,818, which is an 11% return on revenues for those subsidiaries, whereas USIB lost ($71,026) as a development stage subsidiary and maintenance costs for the Registrant were ($9,816), resulting in consolidated operating income of $321,191. Operating earnings per common share were $.06 per share for the quarter, before other income (expense), provision for income taxes and preferred stock dividends.

Consolidated first quarter sales were $3,804,818 in 1997, an increase from first quarter sales of $729,410 in 1996. Consolidated gross profit increased from $266,277 in 1996 to $1,811,220 in 1997. Consolidated operating costs increased from $293,300 in 1996 to $1,490,029 in 1997. The consolidated operating income from operations before taxes was $321,191 in 1997 as opposed to a consolidated operating loss of ($27,023) in 1996.

The earnings per share was $.01 in 1997, a 355% increase from the negative ($.01) in 1996. However, outstanding shares increased from 2,276,000 at first quarter 1996 to 6,096,000 in 1997. The share increase includes the exchange shares which will retire the preferred shares of the subsidiaries and subsequently extinguish preferred share dividends. Preferred share dividends will be transferred to all common shares equally, both Class A and Class B.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of its operations. The Company has provided Century Steel Products with $250,000 as working capital to purchase additional raw materials during the 1st quarter 1997, so as to increase its revenues to over $1,000,000 for the 1st quarter. The Company also infused $700,000 into DC Partners as operating capital in the 3rd quarter of 1996 when the first 49% of DCP was purchased.

                          Century Steel Products, Inc.

CSP's first quarter manufacturing revenues always reflect the nation's winter weather in the steel subsidiary's marketing area, and manufacturing revenues reflect winter conditions in general. In spite of the weather, Century's sales were 38% greater than first quarter 1996, even though commercial and residential construction volumes were generally consistent with 1996 in the region.

Results of Operations

Century Steel Products, Inc.'s (CSP's) sales of $1,005,299 for the 1997 first quarter were $275,889 or 38% greater than the first quarter of 1996 sales of $729,410.

CSP's Trade debt was $451,120 as compared to $233,063 in the first quarter of 1996.

CSP's first quarter 1997 operating profits of $211,712 were 58% greater than the 1996 first quarter's operating profits of $134,405, and contributed $.04 per share to the Company's consolidated first quarter earnings.

This earnings increase is attributed to CSP's increased capital in 1997 over 1996, which enabled CSP to purchase the steel needed to increase revenues, without increasing overheads proportionately.

                          U.S. Insurance Brokers, Inc.

The Company acquired U.S. Insurance Brokers, Inc. (USIB) in Washington, DC on December 18, 1995, from Ted L. Schwartzbeck, the then Executive V.P. of the Registrant. USIB has been in its development stage since April, 1995.

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

USIB entered into its first major national association Limited Partnership agreements on March 8, 1996, with the National Lumber and Building Material Dealers Association (NLBMDA) in Washington, DC, an association formed in 1910 with 11,000 lumber dealer members and 270,000 employees in all 50 states. In the 4th quarter of 1996 USIB was also appointed as Broker of Record by the Korean American Grocers Association (KAGRO) in Los Angeles, CA. The agreements provide for USIB to market group health, commercial lines and personal lines auto insurance to the NLBMDA and KAGRO members and their employees on a national basis.

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

USIB also has the authority to market group term life and disability plans to the NLBMDA members and employees, and has been appointed by CIGNA and Celtic Life Insurance Co.'s. as their agent to market their life products to the NLBMDA members.

USIB has been negotiating with Firemen's Fund to provide coverage for the NLBMDA commercial lines business in exchange for the lowest competitive rates available in the insurance marketplace. USIB expects its appointment to be completed in the 2nd quarter of 1997.

USIB is expected to begin accepting premium and earning commissions from NLBMDA members and their employees during the second quarter. Commercial coverages and personal lines health sales should also begin income generation in the second quarter.

USIB was appointed as Insurance Broker of Record by the Association of Metropolitan Sewerage Agencies (AMSA) on April 3, 1996, as the prelude to the completion of a Limited Partnership agreement between USIB and AMSA. AMSA has 165 municipal members, and its members include the sewerage agencies in New York, Chicago and Los Angeles. The pilot installation AMSA business was quoted through Zurich American Insurance Co., at an average of 17% less than the prevailing coverages. The AMSA pilot members have not yet accepted the lower rates. Management believes that while politics play a major part in those decisions, the lower rates may prevail at designated renewal dates.

In order to obtain sufficient capital to continue operations beyond the start up development phase, USIB began a New York State registered offering of its Series A 12.5% cumulative coupon convertible preferred shares in 1996, and completed the offering in the first quarter of 1997. The funds provided were utilized to purchase DCP, and to fund the USIB development stage costs

In conjunction with the parent company, USIB acquired 100% of DC Partners, Ltd.
(DCP) in the 4th quarter of 1996, with funds raised from the registered New York State convertible preferred share offering. The USIB convertible preferred shares are convertible to Century Industries Class B common shares. USIB paid $1,700,000 in cash and Century Industries issued 820,000 shares of Class A common stock and a warrant for 727,273 shares of Class B common stock in payment for DCP. DCP's subsidiary, Scibal Associates, Inc.'s revenues exceeded $11,000,000 in 1996. USIB expects to complete its merger with DCP in 1997, whereby USIB will survive.

Results of Operations

USIB's first quarter 1997 operating loss was ($71,226). This loss contributed ($.01) per share to the Company's consolidated earnings. This loss resulted from continued development costs with respect to USIB's national association marketing programs.

USIB has several million dollars of commercial lines insurance quotes provided by Firemans Fund to several Lumber Dealers which are pending the final appointment of USIB as a national commercial lines national insurance program agent by Firemans Fund. The rates quoted are extremely competitive with the Lumber Dealers' present commercial lines coverages.

USIB is also developing Colorado as the pilot project for health insurance coverage for the Korean American Grocers Association (KAGRO). Premium income for these national associations is expected to begin in the 2nd quarter.

Management is unable to project the amounts of premium expected as there are so many variables involved, i.e. State Insurance Rating Commission approvals on lower program rates and coverages, insurance coverage renewal dates, various State NLBMDA federated endorsements based upon program rates, etc.

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

DCP has an experienced staff of computer programmers. These programmers are continuously improving and enhancing the proprietary claims handling software. Additionally, there is an effort underway at the company to write the "next generation" of software, which will take advantage of Internet access, electronic claims reporting, and data warehousing for its customers. The new system will enable the company to better leverage its adjusters against case loads, which will lead to higher profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide DCP with a substantial sales advantage in the near future._

DCP employs approximately 160 persons. None of the employees are represented by labor unions so the company is not vulnerable to union demands or the threat of a strike. Employee turnover is at a rate consistent with or lower than the industry average, with a majority of the employees having been with the company for more than three years.

Results of Operations

DC Partners, Ltd.'s (DCP's) sales of $2,799,519 for the 1997 first quarter were $118,334 or 4% less than the first quarter of 1996 sales of $2,917,853.

DCP's Trade debt was $1,037,654 as compared to $702,743 in the first quarter of 1996.

DCP's first quarter 1997 operating income of $190,521 was 230% greater than the 1996 first quarter's operating profits of $82,889, and contributed $.03 per share to the Company's consolidated operating income.

This operating earnings increase is attributed to DCP's recapitalization and resulting overall 1997 increased profitability over 1996.

                          PART II - Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

The Registrant is in the process of filing a Form 10SB with the S.E.C. to register its Class B common voting shares as a Class pursuant to Section 12(g). The Class B shares were issued in trust in 1996 and will be exchanged with the USIB subsidiary's convertible preferred shareholders for their preferred shares.

NONE

ITEM 6. Exhibits and Reports on Form 8-K.

The Registrant filed five (5) 8-K's during the 1st Quarter:

1. On February 27, 1997 the Registrant filed an 8-K covering the engagement of its new auditors, Correa, Berger & Associates for the 1996 audit of the Registrant and its CSP and USIB subsidiaries.

2. On March 3, 1997 the Registrant filed an 8-K/A covering the removal of the scope limitation regarding the imprest funds by DCP's auditors on the predecessor Scibal Associates, Inc. 1995 audited financial statements.

3. On March 18, 1997 the Registrant filed an 8-K/A covering the fact that a response dated March 13, 1997 had been received from its former auditor to the Registrant's 8-K filed February 27, 1997.

4. On March 18, 1997 the Registrant filed an 8-K including its 11 months year to date operating results at 11-30-96.

5. On March 20, 1997 the Registrant filed an 8-K/A covering its disputes with its former auditor, Donna Miller & Associates.





                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 1997


                                  Century Industries, Inc.



                                  \S\ Ted L. Schwartzbeck
                                  ------------------------------------------
                                      Ted L. Schwartzbeck, President and CEO

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

(27) Invitations for Competitive Bids. Not Applicable.

(28) Additional Exhibits. Not applicable.

(29) information from Reports Furnished to State Insurance
     Regulatory Authorities. Not Applicable.