Form 10QSB
period 1997-06-30
CENTURY INDUSTRIES INC /DC/
filed 1997-08-14
CIK 355701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1997
                         Commission File Number: 0-9969



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

      (1) Yes   X        No
              -----         ----
      (2) Yes   X        No
              -----         ----

At June 30, 1997, 3,096,000 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding, and 3,000,000 shares of the Registrant's Class B common stock were issued and outstanding. The Class B shares are as yet unregistered pursuant to Section 12(g).

ITEM 2. Management's Discussion and Analysis

                   Century Industries, Inc. In Consolidation
                             with its Subsidiaries

The Company has grown by acquisition since 1995. The second quarter results reflect the continuing efforts of the Company's acquisition and management strategies, resulting in substantial earnings when compared with past years. In addition, the major costs connected with the recent acquisitions have been absorbed. Management also substantially reduced the US Insurance Brokers, Inc.
(USIB) subsidiary's operating costs.

The Company's consolidated second quarter 1997 revenues totaled $4,045,466, compared to the same quarter 1996 of $739,235, for an increase of $3,306,231, or 447%. Consolidated gross profit in the second quarter increased from $201,786 in 1996 to $1,689,753 in 1997. Consolidated operating costs in the second quarter increased from $527,911 in 1996 to $1,393,046 in 1997. Consolidated operating income for the second quarter 1997 was $296,707, an increase of $622,832, or 191%, from the same quarter 1996, which was ($326,125). Consolidated income before taxes increased from ($334,858) in the second quarter 1996 to $390,350 in the same period of 1997, an increase of $725,208 or 217%.

Year to date 1997 revenues have increased from $1,468,645 at June 30, 1996 to $7,850,284 at June 30, 1997, which is a 435% increase. The Company's year to date consolidated assets have increased from $8,001,248 at December 31, 1996, to $10,286,709 in 1997, an increase of $2,285,461, or 29%. Consolidated capital has increased from $3,597,924 at December 31, 1996 to $6,329,762 for the second quarter of 1997, for an increase of $2,731,838, or 76%.

The operating subsidiaries, CSP and DCP were profitable, as discussed below, and were not adversely affected in consolidation due to other income attributable to USIB, and the reasonable maintenance costs of the Parent Company. The operating income for each subsidiary is shown as follows, with related deductions for other income (expense), and provision for taxes and preferred stock dividends of subsidiaries and in consolidation at June 30, 1997:

                   Century       USIB     DCP/Scibal   CNTI
               Steel Products  Brokerage    Claims    Parent       Total
               --------------  ---------  ----------  ------     ---------
Revenues        $  2,226,826   $ -0-     $5,623,458   $ -0-      $ 7,850,284

Operating Income     245,273   (153,199)    609,233   (83,409)       617,898
 Other
  income (expense)   (65,328)   201,307    (148,586)    -0-          (12,607)
                                                                      ------
Income before taxes                                                  605,291
Provision for taxes                                                   70,200
                                                                     -------
Net Income before Preferred Stock Dividends earnings adjustment      535,091
Less: Preferred stock dividends                                     (167,700)
                                                                     -------
Net Income Available for Common Shareholders                     $   367,391

It should be noted that CSP and DCP jointly had year to date operating income of $854,506 on revenues of $7,850,284, which is a 11% return on revenues for those subsidiaries, whereas the Parent Company had operating loss of ($83,409), and USIB had operating loss of ($153,199) for the second quarter 1997, resulting in consolidated operating income of $617,898. Earnings per common share were $.06 per share for the year to date. This is an increase from the ($.21) for the same period in 1996, which includes the $.01 for the first quarter of 1997. However, outstanding shares increased from 2,276,000 at second quarter 1996 to 6,096,000 in the second quarter 1997. The share increase includes the Class B exchange shares which will retire the preferred shares of the subsidiaries and subsequently extinguish preferred share dividends. Preferred share dividends will be transferred to all common shares equally, both Class A and Class B.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of their operations.

Results of Operations

                          Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $1,221,527 for the second quarter were 65% greater than the second quarter of 1996 sales of $739,235 by $482,292.

CSP's second quarter 1997 operating profits of $35,361 were greater than the second quarter 1996 operating profits of $33,673 by $1,688, an increase of 5%. This increase is attributed to the increase in total sales and the maintenance of the cost of materials, labor and warehouse costs, which totaled 84% of gross profit in the second quarter of 1997 and 73% of second quarter of 1996. CSP's year to date 1997 operating profits were $245,273, an increase of $77,195 (145%) over the 1996 operating profits of $168,078.

The quarterly net earnings before taxes were $21,206 for 1997, and $29,431 for the second quarter of 1996. The year to date net earnings before taxes for 1997 totaled $179,945, a $29,195 increase over the $150,750 in 1996.

CSP's revenues year to date for the first six months of 1997 were $2,226,826, as compared to $1,468,645 for 1996, an increase of $758,181, or 52%. Year to date operating income for 1997 was $245,273, an increase of 46% when compared to operating income for 1996 of $168,078. Net income before provision for taxes for year to date 1997 was $179,945, as compared to $150,750 year to date 1996, an increase of $29,195.

The trade debt for CSP at June 30, 1997 was $428,091, as opposed to the $311,776 at June 30, 1996. CSP trade receivables at June 30, 1997 were $897,952, an increase of 53% over the $588,578 at June 30, 1996.

Management notes that CSP spent approximately $30,000 in equipment repairs during the second quarter and hired additional personnel to manage the increased sales volume. The increased sales volume will absorb this additional overhead in the third quarter.

Raw materials prices have increased slightly in 1997 from 1996 prices.


                          U.S. Insurance Brokers, Inc.

The Company acquired U.S. Insurance Brokers, Inc. (USIB) in Washington, DC on December 18, 1995, from Ted L. Schwartzbeck. At that time Mr. Schwartzbeck was Executive V.P. of the Registrant. USIB has been in its development stage since September, 1995.

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

USIB has been negotiating with Firemen's Fund to provide coverage for the NLBMDA commercial lines business in exchange for the lowest competitive rates available in the insurance marketplace. USIB is already an approved agent for association program business with Fireman's Fund. The NLBMDA-USIB commercial lines program should be accepting insurance applications from NLBMDA members by October 1, 1997.

USIB is expected to begin accepting premium and earning commissions from NLBMDA members and their employees during the third quarter. Commercial coverage and personal lines health sales should also begin income generation in the third quarter.

In order to obtain sufficient capital to continue operations beyond the start up development phase, and to acquire DCP, USIB began a New York State and Regulation D registered offering of its Series A 12.5% cumulative coupon convertible preferred shares in 1996, and completed the offering in the first quarter of 1997. The funds provided were utilized to purchase DCP, and to fund the USIB development stage costs. The Company anticipates exchanging these subsidiary shares for Class B common shares of the Parent Company during the third quarter of 1997. The Company has been awaiting an upgraded listing of its common shares to the NASDAQ Small Caps and/or a Regional Exchange.

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

Results of Operations

USIB's second quarter 1997 income before taxes was $117,975, from a loss of ($253,896) for the same period of 1996. USIB's year to date 1997 income before taxes was $48,108, a marked increase from the ($410,153) USIB posted in the same period of 1996. This increase can be attributed to consulting income from the design of pension benefit plans (KEOGHS).

USIB has several million of dollars of commercial lines insurance quotes provided by Fireman's Fund to several Lumber Dealers which are pending the final appointment of USIB as a national commercial lines national insurance program agent by Fireman's Fund. The rates quoted are extremely competitive with the Lumber Dealers' present commercial lines coverage.

USIB is also developing Colorado as the pilot project for health insurance coverage for the Korean American Grocers Association (KAGRO). Premium income for these national associations is expected to begin in the 3rd quarter.

Management is unable to project the amounts of premium expected as there are so many variables involved, such as State Insurance Rating Commission approvals on lower program rates and coverage, insurance coverage renewal dates, and various State NLBMDA federated endorsements based upon program rates.


               DC Partners, Ltd. and its wholly owned subsidiary,
                            Scibal Associates, Inc.

In 1996, the Company acquired DC Partners, Ltd. (DCP), of Somers Point, NJ. Scibal Associates, Inc., (Scibal), the wholly owned subsidiary of DC Partners, Ltd., is a third party claims administrator (TPA), adjusting and settling claims for both insurance companies and self insured companies and institutions. Scibal adjusts in excess of $80,000,000 of claims annually.

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

The customer base of DCP consists of municipal and other government-related entities, primarily in New Jersey, as well as an expanding base of national and regional industrial, retail and service corporations. A representative list of DCP's clients includes: Rutgers University, Masco Corporation, Sequa Corporation, Burlington Coat Factory Warehouse Corporation, Wawa Food Stores, Sentinel Real Estate and the Jacksonville Jaguars football team organization.

DCP has one customer whose billings comprise approximately 20% of total revenue. The balance of DCP's customers are comprised of clients of long standing, no one of which is significant to the company. Being a service provider, there is no dependence on any major supplier.

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

While competition in the claims administration industry is substantial, it has evolved in the 90's into an industry where the administrator must be hardware and software intensive. The software must be developed internally and becomes extremely proprietary. DCP has this capacity and is very competitive with other TPAs. Additionally, it has its 44 year track record of performance and integrity in its operations and results on behalf of its clients, and is approved to handle imprest funds for its clients.

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

Results of Operations

DC Partners, Ltd.'s (DCP's) sales for the 1997 second quarter were $2,823,939. DCP's year to date sales through the second quarter 1997 totaled $5,623,458.

The trade debt for DCP at June 30, 1997, totaled $860,051. DCP's trade receivables at June 30, 1997 were $734,743. DCP's 1996 and 1995 annual audits were filed on EDGAR as 8-Ks by the Company and quarterly figures for 1996 were not broken out for comparison.

DCP's second quarter 1997 operating income was $418,712, and the year to date 1997 operating income for DCP was $609,233.

DCP's net earnings for the second quarter 1997 totaled $324,762. Net earnings for the six months ending June 30, 1997 for DCP totaled $460,647.


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

ITEM 6. Exhibits and Reports on Form 8-K.

The Registrant filed one (1) 8-K during the 2nd Quarter:

1. On July 16, 1997, the Registrant filed an 8-K/A including the DCP subsidiary's audited consolidated financial statements at September 30, 1996.



                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 1997

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

(12) Statement re: Computation of Ratios. Not Applicable.

(13) Annual Report to Securities Holders. etc. Not Applicable.

(14) Material Foreign Contracts. Not Applicable.

(15) Letter re: unaudited Interim, Financial Information. Not applicable.

(16) Letter regarding change in certified accountant. Not applicable.

(17) Letter re director resignation. Not applicable.~U

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

(26) Statement of Eligibility of Trustee. Not Applicable.

(27) Invitations for Competitive Bids. Not Applicable.

(28) Additional Exhibits. Not applicable.

(29) Information from Reports Furnished to State Insurance
       Regulatory Authorities. Not Applicable.

                                       INDEX





PART  I                       FINANCIAL INFORMATION

ITEM  I                        Financial Statements


                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996

                      Consolidated Statements of Operations
                            for the six month periods
                           ended June 30, 1997 and 1996
                             and for the three months
                           ended June 30, 1997 and 1996

                  Consolidated Statement of Stockholders' Equity
                           for the three months period
                         ended March 31 and June 30, 1997

                      Consolidated Statements of Cash Flows
                            for the six month periods
                           ended June 30, 1997 and 1996


                          Notes to Financial Statements

ITEM  2            Management's Analysis of Financial Condition
                            and Results of Operations

                              FINANCIAL STATEMENTS




In the opinion of management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and December 31, 1996, and the results of its operations and cash flows for the six month periods ended June 30, 1997 and 1996.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1997 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)





                                                             ASSETS



CURRENT ASSETS                                                             6/30/97            12/31/96
--------------                                                             -------            --------
Cash and Cash Equivalents                                                 $   187,856        $   382,548
Account Receivable-Trade (Net of allowance for doubtful                     1,882,195          1,263,910
    accounts of $43,000 in 1997 and 1996 )
Inventory                                                                     160,423            138,955
Marketable Securities                                                         720,085            571,980
Other Current Assets                                                          913,099            476,588
                                                                        ---------------     -------------

TOTAL CURRENT ASSETS                                                        3,863,658          2,833,981
                                                                        ---------------     -------------

LONG TERM ASSETS
----------------

Software and Computer Equipment                                             1,814,800          1,329,710
Furniture and Fixtures                                                        786,444          1,009,376
Machinery and Equipment                                                         3,166            548,230
Transportation Equipment                                                      198,708            192,190
Leasehold Improvements                                                        148,462            139,296
                                                                        ---------------     -------------
                                                                            2,951,580          3,218,802
Less: Accumulated Depreciation                                               (970,159)        (1,400,022)
                                                                        ---------------     -------------
NET LONG TERM ASSETS                                                        1,981,421          1,818,780
                                                                        ---------------     -------------

OTHER ASSETS
------------

Investments                                                                   700,892            170,000
Deferred Offering Costs                                                       290,721            160,262
Deferred Acquisition Costs                                                    349,980            305,000
Security Deposits                                                             109,041             56,144
Goodwill (Net of accumulated amortization of $17,219 in                     2,005,695          2,038,139
    1997 and $31,605 in 1996)
Due from Related Parties                                                      427,968            421,633
Other Assets                                                                  557,333            197,309
                                                                        ---------------     -------------
TOTAL OTHER ASSETS                                                          4,441,630          3,348,487
                                                                        ---------------     -------------
TOTAL ASSETS                                                              $10,286,709         $8,001,248
                                                                        ===============     =============





                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)





                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                     6/30/97             12/31/96
                                                                                     -------             --------
CURRENT LIABILITIES
-------------------
Accounts Payable- Trade                                                            $ 1,297,587          $1,650,270
Current Maturities- Long Term Debt                                                     240,959             243,569
Capital Lease Obligations                                                              151,967             146,806
Notes Payable                                                                          200,000             200,000
Advances from Stockholders                                                                ----             200,000
Accrued Expenses                                                                     1,139,011             920,616
Dividends Payable                                                                       36,454              97,950
                                                                                  -------------       -------------
Total Current Liabilities                                                            3,065,978           3,459,211
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                                          624,850             763,452
---------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                        151,967             154,850
-----------------------------------------------                                   -------------       -------------

TOTAL LIABILITIES                                                                    3,842,795           4,377,513
                                                                                  -------------       -------------

MINORITY INTEREST                                                                      114,152              25,811
                                                                                  -------------       -------------

STOCKHOLDERS' EQUITY
--------------------
Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
    authorized, 1,010,875 and 1,000,000 issued and outstanding                           1,013               1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares authorized,
    3,096,000 issued and outstanding                                                     3,096               3,096
Common Stock, Class B, $.001 par value, 25,000,000 shares authorized,
    3,000,000 issued and outstanding                                                     3,000               3,000
Additional Paid in Capital                                                           6,748,685           4,388,099
Retained Deficit                                                                      (426,032)           (797,271)
                                                                                  -------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                                           6,329,762           3,597,924
                                                                                  -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $10,286,709          $8,001,248
                                                                                  =============       =============





                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                  Six Months  Ended June 30, 1997
                         -----------------------------------------------------------------------------
                         Steel Products      Insurance       Claims       Parent             Total
                                           (Development    Processing    Holding Co.
                                              Stage)
Revenues                      $2,226,826                   $5,623,458                      $ 7,850,284

Cost of Sales                  1,665,561                    2,683,750                        4,349,311

Gross Profit                     561,265                    2,939,708                        3,500,973

Operating Costs
Payroll Expenses                 201,477                    1,147,849                        1,349,326
Professional Fees                  4,504        $32,936        54,409        $47,509           139,358
Auto, Travel and
Entertainment                     19,685         14,157       138,000          3,121           174,963
Amortization and
Depreciation                       4,062         44,265        93,690         14,290           156,307
Other                             86,264         61,841       896,527         18,489         1,063,121
Total Operating Costs            315,992        153,199     2,330,475         83,409         2,883,075


Operating Income (Loss)          245,273       (153,199)      609,233        (83,409)          617,898

Other Income Expenses
Other Income (Expenses)                         201,307       (87,685)                         113,622

Interest Expense                 (19,172)                     (60,901)                         (80,073)
Minority Interest                (46,156)                                                      (46,156)
Total Other Income               (65,328)       201,307      (148,586)                         (12,607)
(Expense)

Income (Loss) Before
Taxes                           $179,945     $  48,108     $  460,647      $ (83,409)       $  605,291


                                                 Six Months Ended June 30, 1996
                         -----------------------------------------------------------------------------
                         Steel Products      Insurance       Claims       Parent             Total
                                           (Development    Processing    Holding Co.
                                              Stage)
Revenues                      $  1,468,645                                                   $1,468,645

Cost of Sales                    1,000,582                                                    1,000,582

Gross Profit                       468,063                                                      468,063

Operating Costs
Payroll Expenses                   199,080                                                      199,080
Professional Fees                   15,235     $348,667                    $ 113,303            477,205
Auto, Travel and
Entertainment                       16,006       18,604                                          34,610
Amortization and
Depreciation                         4,215        1,602                                           5,817
Other                               65,449       38,868                          182            104,499
Total Operating Costs              299,985      407,741                      113,485            821,211


Operating Income (Loss)            168,078     (407,741)                    (113,485)          (353,148)

Other Income Expenses
Other Income (Expenses)

Interest Expense                   (17,328)     (2,412)                                         (19,740)
Minority Interest
Total Other Income                 (17,328)     (2,412)                                         (19,740)
(Expense)

Income (Loss) Before
Taxes                             $150,750   $(410,153)     $-             $(113,485)         $(372,888)

                                  (Continued)

                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)




                                  (Continued)


                                                                              Six Months Ended June 30,
                                                                              -------------------------

                                                                   1997                                           1996
                                                                   ----                                           ----
Total Income (Loss) Before Taxes                        $       605,291                              $        (372,888)


Provision (Benefit) For Taxes                                    70,200                                        (38,900)
                                                        ---------------                             ------------------

Net Income (Loss)                                        $      535,091                              $        (333,988)

Preferred Stock Dividends of Subsidiaries                      (167,700)                                       (19,413)
                                                        ----------------                            -------------------

Net Income (Loss) Available for Common Stockholders      $      367,391                              $        (353,401)

Earnings (Loss) Per Share                                $         0.06                              $           (0.21)
                                                        ---------------                             ------------------


                 See accompanying notes to financial statements
                                      F-5

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)





                                                  Three Months  Ended June 30, 1997
                         -----------------------------------------------------------------------------
                         Steel Products      Insurance       Claims       Parent             Total
                                           (Development    Processing    Holding Co.
                                              Stage)
 Revenues                     $1,221,527                   $2,823,939                        $4,045,466

 Cost of Sales                 1,024,000                    1,331,713                         2,355,713

 Gross Profit                    197,527                    1,492,226                         1,689,753

 Operating Costs
 Payroll Expenses                103,156                      521,782                           624,938
 Professional Fees                 2,197    $ 21,140           21,636         $46,379            91,352
 Auto, Travel and                  9,799       6,403           64,459           1,580            82,241
 Entertainment
 Amortization and                  2,129      26,208           46,845           7,145            82,327
 Depreciation
 Other                            46,685      28,222           418,792         18,489           512,188
 Total Operating Costs           163,966      81,973         1,073,514         73,593         1,393,046

 Operating Income (Loss)          35,361     (81,973)          418,712        (73,593)          296,707

 Other Income Expenses
 Other Income (Expenses)           1,609     199,948           (67,330)                         134,227
 Interest Expense                 (9,993)                      (26,620)                         (36,613)


 Minority Interest                (3,971)                                                        (3,971)
 Total Other Income (Expense)    (12,355)    199,948           (93,950)                          93,643


 Income (Loss) Before Taxes   $   21,206    $117,975      $    324,762     $  (73,593)       $  390,350

                                                  Three Months  Ended June 30, 1996
                         -----------------------------------------------------------------------------
                         Steel Products      Insurance       Claims       Parent             Total
                                           (Development    Processing    Holding Co.
                                              Stage)
 Revenues                     $  739,235                                                        $739,235

 Cost of Sales                   537,449                                                         537,449

 Gross Profit                    201,786                                                         201,786

 Operating Costs
 Payroll Expenses                100,374                                                         100,374
 Professional Fees                13,673      $ 210,376                    $   110,391           334,440
 Auto, Travel and                  8,352         15,352                                           23,704
 Entertainment
 Amortization and                  2,085            800                                            2,885
 Depreciation
 Other                            43,629         22,879                                           66,508
 Total Operating Costs           168,113        249,407                        110,391           527,911

 Operating Income (Loss)          33,673       (249,407)                      (110,391)         (326,125)

 Other Income Expenses
 Other Income (Expenses)

 Interest Expense                 (4,242)        (4,491)                                          (8,733)


 Minority Interest
 Total Other Income (Expense)     (4,242)        (4,491)                                          (8,733)

                               $  29,431    $  (253,898)   $        -      $  (110,391)      $  (334,858)
 Income (Loss) Before Taxes


                                  (continued)
                 See accompanying notes to financial statements
                                      F-6

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


                                  (Continued)

                                                                            Three Months Ended June 30,
                                                                            ---------------------------

                                                                      1997                                           1996
                                                                      ----                                           ----
 Total Income (Loss) Before Taxes                              $   390,350                               $       (334,858)

 Provision (Benefit) For Taxes                                      58,200                                        (24,700)
                                                             -------------                               ----------------

 Net Income (Loss)                                             $   332,150                               $       (310,158)

 Preferred Stock Dividends of Subsidiaries                         (25,750)                                       (16,913)
                                                             -------------                               ----------------

 Net Income (Loss) Available for Common Stockholders          $   306,400                                $       (327,071)

 Earnings (Loss) Per Share                                    $      0.05                                $          (0.15)
                                                             -------------                               ----------------





                 See accompanying notes to financial statements
                                      F-7

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31 AND JUNE 30, 1997
                                  (UNAUDITED)


                                                                 COMMON     COMMON    ADDITIONAL     RETAINED         TOTAL
                                                  PREFERRED       STOCK      STOCK     PAID-IN       EARNINGS       STOCKHOLDERS'
                                                   STOCK         CLASS A    CLASS B     CAPITAL     (DEFICIT)         EQUITY
                                                  ---------      -------    -------   ----------    ---------       -------------
BALANCE DECEMBER 31, 1996                        $  1,000       $  3,096     $ 3,000   $4,388,099    $(797,271)       $3,597,924

Issuance of 10,875 shares of preferred stock           10           -                   1,664,270         -            1,664,280

Unrealized loss on marketable securities             -              -          -           -            (1,061)           (1,061)

Net Income for three months ended 3/31/97            -              -          -           -           202,941           202,941

Preferred dividends                                  -              -          -           -          (141,950)         (141,950)
                                                 --------       --------     -------   ----------    ---------        ----------

BALANCE MARCH 31, 1997                           $  1,010       $  3,096     $ 3,000   $6,052,369    $(737,341)       $5,322,134
                                                 ========       ========     =======   ==========    =========        ==========

Issuance of 2,175 shares of preferred stock             3           -          -          696,316         -              696,319

Unrealized gain on marketable securities             -              -          -           -             4,909             4,909

Net Income for three months ended 6/30/97            -              -          -                       332,150           332,150

Preferred dividends                                  -              -          -           -           (25,750)          (25,750)
                                                 --------       --------     -------   ----------    ---------        ----------

BALANCE JUNE 30, 1997                            $  1,013       $  3,096     $ 3,000   $6,748,685    $(426,032)       $6,329,762
                                                 ========       ========     =======   ==========    =========


                 See accompanying notes to financial statements
                                      F-8

                     CENTURYINDUSTRIES,INC.ANDSUBSIDIARIES
                   CONSOLIDATEDSTATEMENTOFSTOCKHOLDERS'EQUITY
                  FORTHETHREEMONTHSENDEDMARCH31ANDJUNE30,1997
                                  (UNAUDITED)

                                                                                       6/30/97             6/30/96
                                                                                       -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash received from customers                                                       $  7,431,999        $ 1,377,905
Cash paid to suppliers and employees                                                 (8,167,645)        (1,752,707)
Interest paid                                                                           (80,073)           (19,742)
Income taxes paid                                                                       (70,200)                 -
                                                                                 ----------------     --------------
Net cash provided (used) by operating activities                                       (885,919)          (394,544)
                                                                                 ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Purchase of fixed assets                                                               (162,641)           (15,984)
Purchase of marketable securities and investments                                      (680,058)          (147,945)
                                                                                 ----------------     --------------
Net cash provided (used) by investing activities                                       (842,699)          (163,929)
                                                                                 ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from sale of CNTI and USIB preferred stock                                    2,130,241           736,000
Preferred dividends paid                                                                (251,046)           (6,450)
Receipts of (payments on) notes                                                         (138,934)          (25,342)
Net advances from (to) affiliates-stockholders                                          (206,335)         (121,783)
                                                                                 ----------------     --------------
Net cash provided (used) by financing activities                                       1,533,926           582,425
                                                                                 ----------------     --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               (194,692)           23,952
-----------------------------------------

Cash and Cash Equivalents - January 1                                                    382,548            24,471
-------------------------------------                                            ----------------     --------------

CASH AND CASH EQUIVALENTS - MARCH 31                                               $     187,856       $    48,423
------------------------------------                                             ================     ==============

Net income (loss)                                                                  $     535,091       $  (333,988)

Issuance of common stock in exchange for consulting services                                  -            100,000
Amortization and depreciation                                                           156,307             12,284
Minority Interest                                                                        46,156                  -
(Increase) decrease in accounts receivable                                             (618,285)           (90,740)
(Increase) decrease in inventory                                                        (21,468)                 -
(Increase) decrease in other current assets and other assets                           (849,432)           (36,457)
Increase (decrease) in accounts payable                                                (352,683)           (39,708)
Increase (decrease) in accrued expenses                                                 218,395             (5,935)
                                                                                 ----------------     --------------
Net cash provided (used) by operating activities                                   $   (885,919)       $  (394,544)
                                                                                 ================     ==============



                                  (continued)


                 See accompanying notes to financial statements
                                      F-9

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)



                                  (continued)




For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarter ended June 30, 1997 and for the six months ended June 30,1997, the Company recognized unrealized gains of $4,909 and $3,848, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased by $4,909 and $3,848, respectively.

Dividends of $167,700 and $18,863 were accrued and charged to retained earnings for the six months ended June 30, 1997 and 1996, respectively.

Minority interest was increased and retained earnings decreased by $46,156, the minority interest in CSP's stockholder's equity at June 30, 1997.





                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997




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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements for 1997 include the accounts of Century Industries, Inc. and its subsidiaries, CSP, USIB, and D.C Partners and CSP and USIB in 1996. The Company owns approximately 80% of CSP's common stock and 100% of USIB's and D.C. Partners' common stock. All material intercompany accounts and transactions have been eliminated. Minority interests in a subsidiary are recognized to the extent that the minority interests in equity capital are positive. When losses applicable to minority interests exceed minority interest in equity capital, the excess is charged against the Company's interest. Subsequent minority interest earnings are credited to the Company to the extent of minority interest losses previously absorbed. In the year of acquisition, a subsidiary's income and expenses are included in the consolidated statement of operations only to the extent of the post-acquisition activity.

Since D.C. Partners was acquired by USIB on November 13, 1996 their results of operations are included in the consolidated statements of operations for the six months and quarter ended June 30, 1997. D.C. Partners' assets and liabilities as of June 30, 1997 and December 31, 1996 are included in the related balance sheets. See Note 2 below for selected financial statement disclosures related to the D.C. Partners acquisition.

ACQUISITIONS AND GOODWILL
The consolidated financial statements include the net assets of businesses purchased and recorded at cost, which was measured by the fair value of consideration given or net assets received, whichever was more clearly evident, at the acquisition date. The excess of acquisition costs over the fair value of net

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997





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

SOFTWARE COSTS
Pursuant to Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, D.C. Partners capitalized certain software development and production costs once technological feasibility had been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. D.C. Partners capitalized internal software development costs, related to new products reaching technological feasibility. At June 30, 1997 and December 31, 1996, D.C. Partners capitalized software amounting to approximately $974,000 and $780,000, respectively. Capitalized software development and purchased software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs will be amortized based on the straight-line method over the estimated life.

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

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997





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

Claims Administration
D.C. Partners contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, D.C. Partners will administer up to a specified number of claims. D.C. Partners recognizes this revenue on a pro rata basis throughout the billing year. If less than the estimated number of claims is administered, D.C. Partners is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, D.C. Partners is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met. Included in other current assets is approximately $489,000 at June 30, 1997 and $408,000 at December 31, 1996 related to "average billings" captured from an analysis of claims' work in process.

IMPREST FUNDS
As a third party administrator, D.C. Partners' clients deposit funds with D.C Partners to administer the clients' claims. D.C. Partners places these funds in various cash accounts set up solely for the purpose of paying that client's claims.

CASH
From time to time during the periods presented, the Company maintained cash balances in excess of federally insured limits.

EARNINGS PER SHARE
Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 5,800,000 and 2,120,000 for the quarters ended June 30, 1997 and 1996, respectively.

RECLASSIFICATIONS
Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1997 presentation.

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

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



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

                 STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED 12/31/96                     Historical                           PRO FORMA
                       (UNAUDITED)               Century          DCP(b)         Adjustments         COMBINED
                       -----------               -------          ------                             --------
 Revenues                                    $2,676,306       $10,718,163       $        -         $13,394,469
 Cost of sales                                1,964,963         5,414,967                -           7,379,930
                                             -----------     -------------     ------------      --------------
       Gross Profit                             711,343         5,303,196                -           6,014,539
 Operating expenses                           1,149,456         4,686,316           133,750   (a)    5,969,522
 Other (income) expense                        (123,044)          575,342                -             452,298
                                             -----------     -------------     ------------      --------------
 Income (loss) before income taxes             (315,069)           41,538          (133,750)          (407,281)
 Income tax provision (benefit)                 (41,700)           15,000                 -            (26,700)
                                             -----------     -------------     ------------      --------------
 Income (loss) before extraordinary item     $ (273,369)      $    26,538      $  (133,750)         $ (380,581)
                                             ===========     =============     ============      ==============

(a) The adjustments to operating expenses include the following items:

             Acquisition costs              $  80,000
             Goodwill amortization             53,750
                                           ----------
                                            $ 133,750
                                           ==========

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

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



SALE OF PREFERRED STOCK (CONTINUED)
The USIB preferred stock will be converted to Class B common stock of the company, when the company's listing has been upgraded to the NASDAQ small caps and or a Regional Exchange, or during the second half of 1997 in the event no upgrade is forthcoming.

The USIB offering was replaced during the second quarter by an offering of the convertible preferred shares of the Company on the same terms and conditions as the USIB offering.

4)  INCOME TAXES
The provision (benefit) for taxes consists of the following:

                                    For the Three Months                For the Six Months
                                       Ended June 30                       Ended June 30
                                   ------------------------           ------------------------
                                      1997        1996                  1997         1996
                                      ----        ---                   ----         ----
Current
      Federal                      $   49,000  $    2,700             $   59,100    $   (3,800)
      State                             9,200       1,100                 11,100        (1,200)
                                   ----------  ----------             ----------    ----------
                                       58,000       3,800                 70,200        (5,000)
Deferred                                 -        (28,500)                  -          (33,900)
                                   ----------  ----------             ----------    ----------
                                   $   58,200  $  (24,700)            $   70,200    $  (39,900)
                                   ==========  ==========             ==========    ==========


Deferred tax assets resulted primarily from the Company's net operating loss of approximately $730,000 at June 30, 1997 and $334,000 at June 30, 1996. Such net operating loss is comprised of last year's loss plus the net operating loss acquired from D.C. Partners. This net operating loss is available to offset future taxable income. The related deferred tax asset of $290,000 has been reduced by a valuation allowance of $140,000. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from approximately $4,200 of charitable contributions available to offset future taxable income. The net operating loss carry forward will expire in 2011, and the charitable contribution carry forward will expire in 2000.

Net deferred tax assets consisted of the following at June 30, 1997 and December 31, 1996:

                                                                      1997                  1996
                                                                      ----                  ----
                 Total deferred tax liabilities                     $     -              $     -
                 Total deferred tax assets                           293,200              262,000
                 Total valuation allowance                          (140,000)            (100,800)
                                                                  ----------            ---------
                                                                    $153,200             $161,200
                                                                   =========             ========

Of the net deferred tax assets at June 30, 1997 and December 31, 1996, $4,100 and $9,000 were included in other current assets, and $149,100 and $152,200 were included as other assets, respectively.

5)   RELATED PARTY TRANSACTIONS
During the quarter ended June 30, 1997, USIB advanced approximately $110,000 to stockholders-officers of the Company and an affiliated party. For the six months ended June 30, 1997, USIB advanced approximately $260,000 to stockholders-officers of the Company and an affiliated party. Such advances are non-interest bearing.

For the six months ended June 30, 1997 an officer of USIB received approximately $390,000 for services provided as selling expenses in issuing shares of preferred stock. Equity and cash proceeds were reduced by this amount as a direct cost of issuing the preferred stock.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



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

6)  LINE OF CREDIT
D.C. Partners maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at June 30, 1997and December 31, 1996 totaled $200,000, which is due on demand with interest at prime plus 1%.


7)  LONG-TERM DEBT
Long-term debt at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                             1997                   1996
                                                                             ----                   ----
$500,000 note payable, due in equal monthly payments of $8,333 plus interest at prime plus 1% for sixty (60) months due through August 2001,
secured by all assets of D.C. Partners                                        $427,589            $483,333

$250,000 guidance note to finance new capital expenditures, due in equal monthly installments plus interest at prime plus 1% for thirty-six (36)
months, secured by all assets of D.C. Partners                                 201,253             255,783

D.C. Partners has a $27,500 note payable due in monthly installments of
$691 including interest at a rate of 9.5% per annum for forty-eight (48)
months through August 2000                                                      22,967              25,905

CSP has a note dated July 1995, maturing December 2001.  Monthly payments are required consisting of principal of $4,000 plus accrued interest at
1.5% over prime.  The note is secured by all of CSP's assets and is
guaranteed by a stockholder-officer                                            214,000             242,000
                                                                               -------             -------
                                                                               865,809           1,007,021
Less:  Current portion                                                         240,959             243,569
                                                                               -------           ---------
       Long term portion                                                      $624,850           $ 763,452
                                                                              ========           =========

Future minimum payments on long-term debt as of June 30, 1997 and December 31, 1996 are as follows:

                                                                                 1997                   1996
                                                                                 ----                   ----
         1997                                                                $102,357             $  243,569
         1998                                                                 240,159                240,159
         1999                                                                 240,806                240,806
         2000                                                                 170,518                170,518
         2001 and thereafter                                                  111,969                111,969
                                                                             --------            -----------
                                                                             $865,809             $1,007,021
                                                                             ========             ==========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



Interest cost, none of which was capitalized, was approximately $80,073 and $19,740 for the six months ended June 30, 1997 and 1996, respectively.

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

On August 17, 1996 D.C. Partners filed suit in the Superior Court of New Jersey against XLD and its assignees maintaining that XLD knowingly leased them obsolete, substandard equipment which XLD knew to be inadequate for their needs. In addition, D.C. Partners claims that XLD has knowingly and substantially overcharged for this equipment. D.C. Partners were seeking to recover damages and costs related to this lease and to be relieved of any future obligations under this lease. As of July 11, 1997 the lawsuit was settled for $200,000 to be paid by D.C. Partners by July 1998. D.C Partners has already accrued $137,500, and has paid $75,000 in July 1997. The balance will be paid as follows: January 1, 1998 $75,000, and July 1, 1998 $50,000.

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
                                                                           ----------
                                                                           $1,377,382
                                                                           ==========

Net rent expense was approximately $323,900 and $20,100 for the six months ended June 30, 1997 and 1996, respectively.

Obligations Under Capital Leases
The Company is the lessee of computer equipment under capital leases expiring in 1998. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

Following is a summary of property held under capital leases:

         Computer equipment                                                   $ 438,739
         Less:  Accumulated depreciation                                        (76,779)
                                                                             -----------
                                                                               $361,960
                                                                               ========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

         1997                                                                 $ 84,968
         1998                                                                  160,724
                                                                              --------
Total minimum lease payments                                                   245,692
Less:  Amount representing interest                                            (22,280)
                                                                             ----------
Present value of net minimum lease payments                                   $223,412
                                                                              ========

The interest rate on capitalized leases range from 5.5% to 12.5% and is imputed based on the lower of the incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Effective January 1, 1997, the Company adopted a key Employee Stock Option
Plan.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



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


10)  INVESTMENTS
The Company has interests in certain long-term investments. Included in the balance of investments at June 30 is the following:

                                                                           1997                  1996
                                                                           ----                  ----
         Investment in third party administrative company                 $40,000             $ 45,000
         Marketable securities investment funds                            67,500               67,500
             Investment in an insurance related corporation by CSP         57,500               57,500
         Investment in CNTI common stock by CSP                            12,307                   --
            Investment in construction joint venture by CSP               523,585                   --
                                                                          -------              -------
                                                                         $700,892             $170,000
                                                                         ========             ========

11)  DUE FROM RELATED PARTIES
This represents advances made to various related parties. These advances are non-interest bearing and have no specific repayment terms.

12)  MAJOR CUSTOMERS
During the six month period ended June 30, 1997, two customers accounted for approximately 20% of sales. During the six month period ended June 30, 1996, approximately 18% of sales were to a single contractor, primarily due to a single contract.

13)   STOCKHOLDERS' EQUITY
CSP declared dividends to its preferred stockholders in the amount of $1,950 for the quarters ended June 30, 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, dividends of $1,950 were accrued but unpaid.

USIB declared dividends to its preferred stockholders in the amount of $23,800 for the quarter ended June 30, 1997. At June 30, 1997 and December 31, 1996 dividends of $36,500 and $96,000, respectively, were accrued but unpaid.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997



Shares of common stock were reserved at June 30, 1997 and December 31, 1996 for the following:

                                                                  Class A           Class B
                                                                  -------           -------
Conversion of a warrant for 1,000,000 shares CNTI preferred stock
into CNTI Class A common Stock                                      1,000,000          --

Exercise of 777,273 outstanding warrants exercisable subsequent to
December 31, 1997 in conjunction with D.C. Partners acquisition       --              777,273

Conversion of 500,000 warrants into CNTI Class B common shares        --              500,000

Conversion of 300,000 warrants into CNTI Class B common shares        --              300,000

Conversion of 25,000 warrants into CNTI Class A common shares          25,000          --

Conversion of 250,000 warrants into CNTI Class A common shares        250,000          --

Conversion of 250,000 warrants into CNTI Class A common shares        250,000          --

Conversion of 270,834 warrants into CNTI Class A common shares        270,834          --
                                                                   ----------       ---------

                                                                    1,795,834       1,577,273
                                                                    =========       =========

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997





                                                                     FOR THE SIX MONTHS        FOR THE SIX MONTHS
                                                                       ENDED 6/30/97             ENDED 6/30/96
                                                                   ----------------------    --------------------
EARNINGS PER SHARE
------------------

Adjusted Net Income:

Net Income (Loss)                                                  $       535,091           $     (333,988)
                                                                   ----------------------    --------------------

Dividends on preferred stock                                              (167,700)                 (19,413)
                                                                   ----------------------    --------------------

Total adjusted net income ( l )                                    $       367,391           $     (353,401)
                                                                   ----------------------    --------------------

Total adjusted weighted - average shares outstanding ( ll )              5,800,000                1,721,833
                                                                   ----------------------    --------------------

                                                                   ----------------------    --------------------
Earnings (Loss) Per Share (I divided by II)                        $          0.06           $        (0.21)
                                                                   ----------------------    --------------------

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997




                                                                   FOR THE THREE MONTHS         FOR THE THREE
                                                                       ENDED 6/30/97         MONTHS ENDED 6/30/96
                                                                   ----------------------    --------------------
EARNINGS PER SHARE
------------------

Adjusted Net Income:

Net Income (Loss)                                                  $     332,150             $        (310,158)
                                                                   ----------------------    --------------------

                                                                   ----------------------    --------------------
Dividends on preferred stock                                             (25,750)                      (16,913)
                                                                   ----------------------    --------------------

                                                                   ----------------------    --------------------
Total adjusted net income ( l )                                    $     306,400             $        (327,071)
                                                                   ----------------------    --------------------

Total adjusted weighted - average shares outstanding ( ll )            5,800,000                     2,117,666
                                                                   ----------------------    --------------------

                                                                   ----------------------    --------------------
Earnings (Loss) Per Share (I divided by II)                        $        0.05             $           (0.15)
                                                                   ----------------------    --------------------