Form 10QSB
period 1997-09-30
CENTURY INDUSTRIES INC /DC/
filed 1997-11-14
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997
                         Commission File Number: 0-9969



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

At September 30, 1997, 3,226,533 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding, and 3,000,000 shares of the Registrant's Class B common stock were issued and outstanding. Both the Class A and Class B shares are registered pursuant to Section 12(b) and Section 12(g). The Registrant's Class A and Class B shares currently trade on the Philadelphia Stock Exchange (PHLX) under the symbols CII.A and CII.B. The Class A also trades on the NASDAQ Bulletin Board under the symbol CNTI.

                                      INDEX






PART  I                        FINANCIAL INFORMATION

ITEM  I                        Financial Statements


                           Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996

                      Consolidated Statements of Operations
                           for the nine month periods
                        ended September 30, 1997 and 1996
                            and for the three months
                        ended September 30, 1997 and 1996

                 Consolidated Statement of Stockholders' Equity
                             for the quarters ended
                    March 31, June 30, and September 30,1997

                      Consolidated Statements of Cash Flows
                           for the nine month periods
                        ended September 30, 1997 and 1996


                          Notes to Financial Statements

ITEM  2           Management's Analysis of Financial Condition
                            and Results of Operations

                              FINANCIAL STATEMENTS




In the opinion of management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and December 31, 1996, and the results of its operations and cash flows for the nine month periods ended September 30, 1997 and 1996.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1997 presentation.

                    CENTURY INDUSTRIES INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30. 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)





                                     ASSETS


CURRENT ASSETS                                                                          9/30/97                 12/31/96
--------------                                                                     -------------------     --------------------
      Cash and Cash Equivalents                                                           $   993,174            $     382,548
      Accounts Receivable-Trade (Net of allowance for doubtful
           accounts of $43,000 in 1997 and 1996)                                            2,221,166                1,263,910
      Inventory                                                                               200,771                  138,955
      Marketable Securities                                                                   789,537                  571,980
      Other Current Assets                                                                    684,728                  476,588
                                                                                   -------------------     --------------------
      TOTAL CURRENT ASSETS                                                                  4,889,376                2,833,981

LONG TERM ASSETS
----------------
      Software and Computer Equipment                                                       1,972,731                1,329,710
      Furniture and Fixtures                                                                  781,900                1,009,376
      Machinery and Equipment                                                                  15,221                  548,230
      Transportation Equipment                                                                198,708                  192,190
      Leasehold improvements                                                                  149,212                  139,296
                                                                                   -------------------     --------------------
                                                                                            3,117,772                3,218,802
      Less Accumulated Depreciation                                                       (1,026,992)              (1,400,022)
                                                                                   -------------------     --------------------
      NET LONG TERM ASSETS                                                                  2,090,780                1,818,780
OTHER ASSETS
------------
Investments                                                                                 1,162,649                    0,000
Deferred Offering Costs                                                                       295,814                  160,262
Deferred Acquisition Costs                                                                    483,397                  305,000
Security Deposits                                                                              54,309                   56,144
Goodwill (Net of accumulated amortization of $25,107 in                                     2,032,873                2,038,139
      1997 and $31,605 in 1996)
Due from Related Parties                                                                      742,677                  421,633
Other Assets                                                                                  195,540                  197,309
                                                                                   -------------------     --------------------
TOTAL OTHER ASSETS                                                                          4,967,259                3,348,487
                                                                                   -------------------     --------------------

TOTAL ASSETS                                                                              $11,947,415            $   8,001,248
                                                                                   ===================     ====================


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                                                  9/30/97                       12/31/96
-------------------                                                             --------------------         --------------------
Accounts payable - Trade                                                             $    1,871,027              $     1,650,270
Current Maturities - Long Term Debt                                                         240,959                      243,569
Capital Lease Obligations                                                                    90,385                      146,806
Notes Payable                                                                               200,000                      200,000
Advances from Stockholders                                                                        -                      200,000
Accrued Expenses                                                                          1,044,856                      920,616
Dividends Payable                                                                            47,074                       97,950
                                                                                --------------------         --------------------
TOTAL CURRENT LIABILITIES                                                                 3,494,301                    3,459,211
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                                               575,281                      763,452
---------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                             168,127                      154,850
-----------------------------------------------

                                                                                --------------------         --------------------
TOTAL LIABILITIES                                                                         4,237,709                    4,377,513
                                                                                --------------------         --------------------

MINORITY INTEREST                                                                            67,996                       25,811
                                                                                --------------------         --------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares                               1,060                        1,000
      authorized, 1,060,000 and 1,000,000 issued and outstanding
Common Stock, Class A, $.001 par value, 25,000,000 shares                                     3,226                        3,096
      authorized, 3,226,000 issued and outstanding
Common Stock, Class B, $.001 par value, 25,000,000 shares                                     3,000                        3,000
      authorized, 3,000,0000 issued and outstanding
Additional Paid in Capital                                                                7,829,193                    4,388,099

Retained Deficit                                                                          (194,769)                    (797,271)
                                                                                --------------------         --------------------
TOTAL STOCKHOLDERS' EQUITY                                                                7,641,710                    3,597,924
                                                                                --------------------         --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   11,947,415              $     8,001,248
                                                                                ====================         ====================



                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                      Nine Months Ended September 30, 1997
                                       -----------------------------------------------------------------
                                                      Insurance                 Parent
                                          Steel     (Development    Claims      Holding
                                         Products      Stage)     Processing    Company        Total
                                       ------------  ----------  ------------ -----------  -------------
Revenues                               $ 3,311,099   $       -   $ 7,915,740  $        -   $ 11,226,839

Cost of Sales                            2,549,150           -     3,760,232           -      6,309,382
                                       ------------  ----------  ------------ -----------  -------------
Gross Profit                               761,949           -     4,155,508           -      4,917,457

Operating Costs
Payroll Expenses                           212,963           -     1,505,555           -      1,718,518
Professional Fees                            4,205      45,437        74,715      98,223        222,580
Auto, Travel and Entertainment              19,143           -       199,077       4,797        223,017
Amortization and Depreciation                6,026      67,610       140,535      13,992        228,163
Other                                      151,325      86,473     1,416,773      47,801      1,702,372
                                       ------------  ----------  ------------ -----------  -------------
Total Operating Costs                      393,662     199,520     3,336,655     164,813      4,094,650
                                       ------------  ----------  ------------ -----------  -------------

Operating Income (Loss)                    368,287    (199,520)      818,853    (164,813)       822,807
Other Income (Expenses)
Other Income (Expenses)                          -     301,214      (200,029)          -        101,185
Interest Expense                           (27,450)          -       (88,544)          -       (115,994)
                                       ------------  ----------  ------------ -----------  -------------
Total Other Income (Expense)               (27,450)    301,214      (288,573)          -        (14,809)
                                       ------------  ----------  ------------ -----------  -------------

Income (Loss) Before Taxes             $   340,837   $ 101,694   $   530,280  $ (164,813)  $    807,998
                                       ============  ==========  ============ ===========  =============

                                                     Nine Months Ended September 30, 1996
                                       ---------------------------------------------------------------
                                                     Insurance                 Parent
                                          Steel     (Development   Claims      Holding
                                         Products      Stage)    Processing    Company       Total
                                       ------------  ----------- ----------  -----------  ------------
Revenues                               $ 2,080,570   $        -  $       -   $        -   $ 2,080,570

Cost of Sales                            1,489,058            -          -            -     1,489,058
                                       ------------  ----------- ----------  -----------  ------------
Gross Profit                               591,512                                    -       591,512

Operating Costs
Payroll Expenses                           297,564            -          -            -       297,564
Professional Fees                           24,814      456,483          -      116,285       597,582
Auto, Travel and Entertainment              23,259       35,326          -            -        58,585
Amortization and Depreciation                6,361       30,989          -            -        37,350
Other                                      104,181      112,618          -            -       216,799
                                       ------------  ----------- ----------  -----------  ------------
Total Operating Costs                      456,179      635,416          -      116,285     1,207,880
                                       ------------  ----------- ----------  -----------  ------------

Operating Income (Loss)                    135,333     (635,416)         -     (116,285)     (616,368)
Other Income (Expenses)
Other Income (Expenses)                      1,463        3,893          -            -         5,356
Interest Expense                           (27,606)        (567)         -            -       (28,173)
                                       ------------  ----------- ----------  -----------  ------------
Total Other Income (Expense)               (26,143)       3,326          -            -       (22,817)
                                       ------------  ----------- ----------  -----------  ------------

Income (Loss) Before Taxes             $   109,190   $ (632,090) $       -   $ (116,285)  $  (639,185)
                                       ============  =========== ==========  ===========  ============

                                   (Continued)

                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                   (Continued)


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------

                                                                              1997              1996
                                                                              ----              ----
Total Income (Loss) Before Taxes                                           $  807,998        $(639,185)


Provision (Benefit) For Taxes                                                  15,900          (51,043)
                                                                           ----------        ----------

Net Income (Loss)                                                          $  792,098        $(588,142)

Preferred Stock Dividends                                                   (200,030)          (76,420)
                                                                           ----------        ----------

Net Income (Loss) Available for Common Stockholders                        $  592,068        $(664,562)
                                                                           ----------        ----------

Earnings (Loss) Per Share                                                  $     0.10        $   (0.35)
                                                                           ----------        ----------


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)




                                               Three Months Ended September 30, 1997
                               ---------------------------------------------------------------------------------------
                                                    Insurance                              Parent
                                                   (Development           Claims           Holding
                               Steel Products         Stage)            Processing         Company          Total
                               ---------------------------------------------------------------------------------------
Revenues                         $  1,084,273         $        -        $ 2,292,282       $       -       $ 3,376,555

Cost of Sales                         883,589                  -          1,076,482               -         1,960,071
                                 -------------     --------------    --------------      ------------    -------------
Gross Profit                          200,684                  -          1,215,800               -         1,416,484
Operating Costs
Payroll Expenses                       11,486                  -            357,706                           369,192
Professional Fees                        (299)            12,501             20,306          50,714            83,222
Auto, Travel and Entertainment           (542)           (14,157)            61,077           1,676            48,054
Amortization and Depreciation           1,964             23,345             46,845            (298)           71,856
Other                                  65,061             24,632            520,246          29,312           639,251
                                 -------------     --------------    --------------      ------------    -------------
Total Operating Costs                  77,670             46,321          1,006,180          81,404         1,211,575
                                 -------------     --------------    --------------      ------------    -------------
Operating Income (Loss)               123,014            (46,321)           209,620         (81,404)          204,909

Other Income (Expenses)
Other Income (Expenses)                46,156             99,907           (112,344)              -            33,719
Interest Expense                       (8,278)                              (27,643)              -           (35,921)
                                 -------------     --------------    --------------      ------------    -------------
Total Other Income (Expense)           37,878             99,907           (139,987)              -            (2,202)
                                 -------------     --------------    --------------      ------------    -------------

Income (Loss) Before Taxes       $    160,892        $    53,586        $    69,633       $ (81,404)      $   202,707
                                 =============     ==============    ==============     =============     ============



                                                    Three Months Ended September 30, 1996
                              -------------------------------------------------------------------------------
                                                Insurance                           Parent
                                  Steel        (Development         Claims          Holding
                                 Products         Stage)          Processing        Company         Total
                              -------------------------------------------------------------------------------
Revenues                       $   611,925        $       -        $        -       $       -      $ 611,925

Cost of Sales                      487,013                -                 -               -        487,013
                              -------------     ------------       ------------   -------------  -------------
Gross Profit                       124,912                -                 -               -        124,912
Operating Costs
Payroll Expenses                    98,484                -                 -               -         98,484
Professional Fees                    3,927          109,556                 -           5,894        119,377
Auto, Travel and Entertainment       7,575           16,400                 -               -         23,975
Amortization and Depreciation        2,145           29,388                 -               -         31,533
Other                               36,910           76,390                 -               -        113,300
                              -------------     ------------       ------------   -------------  -------------
Total Operating Costs              149,041          231,734                 -           5,894        386,669
                              -------------     ------------       ------------   -------------  -------------
Operating Income (Loss)            (24,129)        (231,734)                -          (5,894)      (261,757)

Other Income (Expenses)
Other Income (Expenses)                  -             (472)                -               -            (472)
Interest Expense                    (6,724)           2,656                 -               -          (4,068)
                              -------------     ------------       ------------   -------------  -------------
Total Other Income (Expense)        (6,724)           2,184                 -               -          (4,540)
                              -------------     ------------       ------------   -------------  -------------

Income (Loss) Before Taxes     $   (30,853)      $ (229,550)             $  -       $  (5,894)     $ (266,297)
                              =============     =============      ============   =============  =============





                                 (Continued)
               See accompanying notes to financial statemenets

                    CENTURY INDUSTRIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Continued)


                                                          Three Months Ended September 30,
                                                          --------------------------------

                                                                 1997              1996
                                                                 ----              ----
Total Income (Loss) Before Taxes                           $  202,707        $(266,297)


Provision (Benefit) For Taxes                                (54,300)          (12,143)
                                                           ----------        ----------

Net Income (Loss)                                          $  257,007        $(254,154)

Preferred Stock Dividends                                    (32,330)          (49,000)
                                                           ----------        ----------

Net Income (Loss) Available for Common Stockholders        $  224,677        $(303,154)
                                                           ----------        ----------

Earnings (Loss) Per Share                                  $     0.04        $   (0.13)
                                                           ----------        ----------


                 See accompanying notes to financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE QUARTERS ENDED MARCH 31, JUNE 30, AND SEPTEMBER 30 1997
                                  (UNAUDITED)



                                                             PREFERRED            COMMON           COMMON
                                                                STOCK         STOCK CLASS A     STOCK CLASS B
                                                           ----------------------------------------------------
BALANCE DECEMBER 31, 1996                                  $     1,000        $     3,096       $     3,000
Issuance of 10,875 shares of preferred stock                        10                -
Unrealized loss on marketable securities                           -                  -                 -
Net Income for three months ended 3/31/97                          -                  -
Preferred dividends                                                -                  -                 -
                                                           -----------        -----------       -----------

BALANCE MARCH 31, 1997                                     $     1,010        $     3,096       $     3,000
                                                           ===========        ===========       ===========

Issuance of 2,175 shares of preferred stock                $         3                -               -
Unrealized gain on marketable securities                           -                  -               -
Net Income for three months ended 6/30/97                          -                  -               -
Preferred dividends                                                -                  -               -
                                                           -----------        -----------       -----------

BALANCE JUNE 30, 1997                                      $     1,013        $     3,096       $     3,000
                                                           -----------        -----------       -----------

Issuance of 49,250 shares of preferred stock                        47                -                 -
Issuance of 130,000 shares of common
   stock in lieu of preferred dividends                            -                  130               -
Unrealized Gain Marketable Securities                              -                  -                 -
Net Income for three months ended 9/30/97                          -                  -                 -
Preferred dividends                                                -                  -                 -
                                                           -----------        -----------       -----------

BALANCE SEPTEMBER 30, 1997                                 $     1,060        $     3,226       $     3,000
                                                           ===========        ===========       ===========

                                                                                                   TOTAL
                                                            ADDITIONAL            RETAINED      STOCKHOLDERS
                                                          PAID IN CAPITAL    EARNINGS (DEFICIT)     EQUITY
                                                        -----------------------------------------------------
BALANCE DECEMBER 31, 1996                                   $ 4,388,099        $  (797,271)       $ 3,597,924
Issuance of 10,875 shares of preferred stock                  1,664,270                -            1,664,280
Unrealized loss on marketable securities                                            (1,061)            (1,061)
Net Income for three months ended 3/31/97                                          202,941            202,941
Preferred dividends                                                               (141,950)          (141,950)
                                                            -----------        -----------        -----------

BALANCE MARCH 31, 1997                                      $ 6,052,369        $  (737,341)       $ 5,322,134
                                                            ===========        ===========        ===========

Issuance of 2,175 shares of preferred stock                     696,316                -              696,319
Unrealized gain on marketable securities                          -                  4,909              4,909
Net Income for three months ended 6/30/97                         -                332,150            332,150
Preferred dividends                                               -                (25,750)           (25,750)
                                                            -----------        -----------        -----------

BALANCE JUNE 30, 1997                                       $ 6,748,685        $  (426,032)       $ 6,329,762
                                                            -----------        -----------        -----------

Issuance of 49,250 shares of preferred stock                  1,080,508                -            1,080,555
Issuance of 130,000 shares of common
   stock in lieu of preferred dividends                             -                6,586                130
Unrealized Gain Marketable Securities                               -                  -                6,586
Net Income for three months ended 9/30/97                           -              257,007            257,007
Preferred dividends                                                 -              (32,330)           (32,330)
                                                            -----------        -----------        -----------

BALANCE SEPTEMBER 30, 1997                                  $ 7,829,193        $  (194,769)       $ 7,641,710
                                                            ===========        ===========        ===========



                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                      9/30/97              9/30/96
                                                                      -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash received from customers                                        $ 10,269,583         $ 1,961,018
Cash paid to suppliers and employees                                 (10,274,896)         (2,539,400)
Interest                                                                (115,994)            (24,589)
Income taxes                                                             (15,900)              --
                                                                    ------------         -----------
Net cash provided (used) by operating activities                        (137,207)           (602,971)
                                                                    ------------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Investment in DCP                                                          --               (700,000)
Cash acquired in acquisition of DCP                                        --                100,303
Purchase of fixed assets                                                (272,000)            (52,555)
Purchase of marketable securities and investments                     (1,222,159)           (147,945)
                                                                    ------------         -----------
Net cash provided (used) by investing activities                      (1,494,159)           (800,197)
                                                                    ------------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from sale of preferred stock                                  3,096,632           2,079,500
Preferred dividends paid                                                (278,122)            (27,420)
Receipts of (payments on) notes                                         (233,925)            (37,818)
Net advances from (to) affiliates-stockholders                          (342,593)           (100,602)
                                                                    ------------         -----------
Net cash provided (used) by financing activities                       2,241,992           1,913,660
                                                                    ------------         -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                610,626             510,492
-----------------------------------------

Cash and Cash Equivalents - January 1                                    382,548              24,471
-------------------------------------                               ------------         -----------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30                            $    993,174         $   534,963
----------------------------------------                            ============         ===========


Net income (loss)                                                   $    792,098         $  (588,142)
Issuance of common stock in exchange for consulting services               --                100,000
Amortization and depreciation                                            228,163              46,555
Minority Interest                                                         42,185               --
(Increase) decrease in accounts receivable                              (957,256)           (121,189)
(Increase) decrease in inventory                                         (61,816)              --
(Increase) decrease in other current assets and other assets            (569,727)            (57,500)
Increase (decrease) in accounts payable                                  220,759              23,163
Increase (decrease) in accrued expenses                                  168,387              (5,858)
                                                                    ------------         -----------
Net cash provided (used) by operating activities                    $   (137,207)        $  (602,971)
                                                                    ============         ===========



                                   (continued)



                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                   (continued)


For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarter ended September 30, 1997 and for the nine months ended September 30,1997, the Company recognized unrealized gains of $6,586 and $11,495, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased by $6,586 and $11,495, respectively.

Dividends of $200,030 and $76,420 were accrued and charged to retained earnings for the nine months ended September 30, 1997 and 1996, respectively.





                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

Scibal Associates, Inc. (Scibal), which is owned by D.C. Partners Ltd, Inc. (D.C. Partners), operates as a third party claims administrator (TPA) processing a wide range of claim types including medical, workers' compensation, general liability, product liability, professional malpractice and other insurance claims for its clients throughout the United States. D.C. Partners was acquired by USIB during 1996 (See Note 2 below).

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

SOFTWARE COSTS

Pursuant to Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, D.C. Partners capitalizes certain software development and production costs once technological feasibility has been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. D.C. Partners capitalizes internal software development costs, related to new products reaching technological feasibility. At September 30, 1997 and December 31, 1996, D.C. Partners capitalized software amounting to approximately $1,060,000 and $780,000, respectively. Capitalized software development and purchased software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs will be amortized based on the straight-line method over the estimated life.

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

Claims Administration

D.C. Partners contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, D.C. Partners will administer up to a specified number of claims. D.C. Partners recognizes this revenue on a pro rata basis throughout the billing year. If less than the estimated number of claims is administered, D.C. Partners is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, D.C. Partners is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met. Included in other current assets is approximately $397,000 at September 30, 1997 and $408,000 at December 31, 1996 related to "average billings" captured from an analysis of claims' work in process.

IMPREST FUNDS

As a third party administrator, D.C. Partners' clients deposit funds with D.C Partners to administer the clients' claims. D.C. Partners places these funds in various cash accounts set up solely for the purpose of paying that client's claims.

CASH

From time to time during the periods presented, the Company maintained cash balances in excess of federally insured limits.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 6,000,000 and 2,300,000 for the quarters ended September 30, 1997 and 1996, respectively.

RECLASSIFICATIONS

Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1997 presentation.

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

In the second phase of the acquisition, which was originally to be completed by June 30, 1997, the remaining equity and voting stock in D.C. Partners were to be surrendered to the Company in exchange for 820,000 shares of the voting common stock of the Company plus a cash payment of $3,000,000. On September 30, 1996, the Agreement was amended and the remaining stock purchased was accelerated. On November 13,1997 the Agreement was further amended to replace the unpaid $ 2,000,000 remaining.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


ACQUISITION OF D.C. PARTNERS, LTD., INC. (CONTINUED)

with a warrant for 727,273 shares of the Company's Class B Common Stock, valued at $ 2.75 per share, with demand registration rights attached thereto, beginning December 31,1997. In addition, the stockholder of D.C. Partners received 50,000 options for his efforts and costs incurred in completing this transaction.

PRO FORMA INFORMATION

The following unaudited pro forma information purports to show the effects on financial position at December 31, 1996 and results of operations for the year ended December 31, 1996, had the acquisition of D.C. Partners occurred at the beginning of the year. This unaudited pro forma information is based on historical financial position and results of operations, adjusted for acquisition costs and amortization of goodwill, and is not necessarily indicative of what the results would have been had the Company operated D.C. Partners since the beginning of the year.



       STATEMENTS OF OPERATIONS
     FOR THE YEAR ENDED 12/31/96                          Historical                                    PRO FORMA
             (UNAUDITED)                          Century            DCP(b)        Adjustments          COMBINED
             -----------                          -------            ------        -----------          --------
Revenues                                       $   2,676,306    $    10,718,163   $     -            $ 13,394,469
Cost of sales                                      1,964,963          5,414,967         -               7,379,930
                                               ---------------  ----------------  --------------     --------------
        Gross Profit                                 711,343          5,303,196         -               6,014,539
Operating expenses                                 1,149,456          4,686,316        133,750  (a)     5,969,522
Other (income) expense                              (123,044)           575,342         -                 452,298
                                               ---------------  ----------------  --------------     --------------
Income (loss) before income taxes                   (315,069)            41,538       (133,750)          (407,281)
Income tax provision (benefit)                       (41,700)            15,000         -                 (26,700)
                                               ---------------  ----------------  --------------     --------------
Income (loss) before extraordinary item        $    (273,369)   $        26,538   $   (133,750)      $   (380,581)
                                               ===============  ================  ==============     ==============

(a) The adjustments to operating expenses include the following items:

             Acquisition costs                   $ 80,000
             Goodwill amortization                 53,750
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

Proceeds from the sale of USIB preferred stock are being used for the acquisition of D.C. Partners as well as to support the development stage activities of USIB. USIB has recorded as deferred offering costs, the expenses incurred in connection with this stock offering. Such costs will be charged against the proceeds of the offe when it is completed.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


SALE OF PREFERRED STOCK (CONTINUED)

The USIB preferred stock will be converted to Class B common stock of the Company during the fourth quarter of 1997.

The USIB offering was replaced during the second quarter by an offering of the convertible preferred shares of the Company on the same terms and conditions as the USIB offering.

4)    INCOME TAXES

The provision (benefit) for taxes consists of the following:

                                     For the Three Months                   For the Nine Months
                                      Ended September 30                    Ended September 30
                                   --------------------------            ---------------------------
                                     1997             1996                1997               1996
                                     ----             ----                ----               ----
Current
          Federal                  $(59,200)        $  2,381             $     -           $ (1,419)
          State                       4,900              176               15,900            (1,024)
                                   ---------        ---------            --------          ---------
                                    (54,300)           2,557               15,900            (2,443)
Deferred                                 -           (14,700)                  -            (48,600)
                                   ---------        ---------            --------          ---------
                                   $(54,300)        $(12,143)            $ 15,900          $(51,043)
                                   =========        =========            ========          =========

Deferred tax assets resulted primarily from the Company's net operating loss of approximately $730,000 at September 30, 1997 and $614,000 at September 30, 1996. Such net operating loss is comprised of prior year's losses plus the net operating loss acquired from D.C. Partners. This net operating loss is available to offset future taxable income. The related deferred tax asset of $290,000 has been reduced by a valuation allowance of $140,000. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from approximately $4,200 of charitable contributions available to offset future taxable income. The net operating loss carry forward will expire in 2011, and the charitable contribution carry forward will expire in 2000.

Net deferred tax assets consisted of the following at September 30, 1997 and December 31, 1996:

                                                            1997                      1996
                                                            ----                      ----
             Total deferred tax liabilities              $    -                    $    -
             Total deferred tax assets                     290,000                   262,000
             Total valuation allowance                    (140,000)                 (100,800)
                                                         ---------                 ---------
                                                          $150,000                  $161,200
                                                         =========                 =========

Of the net deferred tax assets at September 30, 1997 and December 31, 1996, $4,000 and $9,000 were included in other current assets, and $146,000 and $152,200 were included as other assets, respectively.

5)    RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 1997, the Company advanced approximately $308,000 to stockholders-officers of the Company. For the nine months ended September 30, 1997, the Company advanced approximately $438,493 to stockholders-officers of the Company and an affiliated party. Such advances are non-interest bearing.

For the nine months ended September 30, 1997 an officer of USIB received approximately $1,090,000 for services provided as selling expenses in issuing shares of preferred stock. Equity and cash proceeds were reduced by this amount as a direct cost of issuing the preferred stock.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

6)    LINE OF CREDIT

D.C. Partners maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at September 30, 1997and December 31, 1996 totaled $200,000, which is due on demand with interest at prime plus 1%.


7)    LONG-TERM DEBT

Long-term debt at September 30, 1997 and December 31, 1996 consisted of the following:

                                                                                              1997                1996
                                                                                              ----                ----
           $500,000 note payable, due in equal monthly payments of
           $8,333 plus interest at prime plus 1% for sixty (60) months
           due through August 2001, secured by all assets of D.C. Partners                 $402,590             $483,333

           $250,000 guidance note to finance new capital expenditures, due in equal monthly installments plus interest at prime plus 1% for
           thirty-six (36) months, secured by all assets of D.C. Partners                   190,756              255,783

           D.C. Partners has a $27,500 note payable due in monthly installments of $691 including interest at a rate of 9.5% per annum for forty-eight
           (48) months through August 2000                                                   20,894               25,905

           CSP has a note dated July 1995, maturing December 2001. Monthly payments are required consisting of principal of $4,000 plus accrued interest at 1.5% over prime. The note is secured by all of CSP's
           assets and is guaranteed by a stockholder-officer                                202,000              242,000
                                                                                            -------              -------
                                                                                            816,240            1,007,021
           Less:  Current portion                                                           240,959              243,569
                                                                                            -------           ----------
                  Long term portion                                                        $575,281           $  763,452
                                                                                           ========           ==========

Future minimum payments on long-term debt as of September 30, 1997 and December 31, 1996 are as follows:

                                                                                              1997                1996
                                                                                              ----                ----
           1997                                                                             $52,788           $  243,569
           1998                                                                             240,159              240,159
           1999                                                                             240,806              240,806
           2000                                                                             170,518              170,518
           2001 and thereafter                                                              111,969              111,969
                                                                                            -------           ----------
                                                                                           $816,240           $1,007,021
                                                                                           ========           ==========

Interest cost, none of which was capitalized, was approximately $115,994 and $28,173 for the nine months ended September 30, 1997 and 1996, respectively.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


8)    COMMITMENTS AND CONTINGENCIES

Computer Lease

In November 1986, D.C. Partners entered into a lease agreement with XL/Datacomp
(XLD) a computer consultant, for certain computer equipment. At various times from November 1986 through March 1994 additions and other changes were made to the equipment and lease. Under the current terms of the lease, as of March 1994, the company was obligated to pay $14,215 per month for a sixty-month term commencing in March 1994.

On August 17, 1996 D.C. Partners filed suit in the Superior Court of New Jersey against XLD and its assignees maintaining that XLD knowingly leased them obsolete, substandard equipment which XLD knew to be inadequate for their needs. In addition, D.C. Partners claims that XLD has knowingly and substantially overcharged for this equipment. D.C. Partners were seeking to recover damages and costs related to this lease and to be relieved of any future obligations under this lease. As of July 11, 1997 the lawsuit was settled for $200,000 to be paid by D.C. Partners by July 1998. D.C Partners has already accrued $137,500, and paid $75,000 in July 1997. The balance will be paid as follows: January 1, 1998 $75,000, and July 1, 1998 $50,000.

Building Leases

The company and its subsidiaries lease office space and transportation vehicles under various operating leases expiring through January 2001.

Future minimum payments under these leases as of September 30, 1997 are as follows:

           1997                                        $   111,309
           1998                                            355,299
           1999                                            297,728
           2000                                            252,796
           2001                                             26,322
                                                       -----------
                                                       $ 1,043,454
                                                       ===========

Net rent expense was approximately $483,300 and $30,050 for the nine months ended September 30, 1997 and 1996, respectively.

Obligations Under Capital Leases

The Company leases equipment under leases which are treated as capital items according to FASB 13. During the third quarter the Company completed a restructuring of these leases, extending the lease period to more closely match the expected useful lives of the equipment. A gain of $13,084 was recognized from this restructuring, which is recorded under "Other Income". The leases, which prior to the restructuring expired in 1998, now extend until May 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

Following is a summary of property held under capital leases:

           Computer equipment                                  $ 438,739
           Less:  Accumulated depreciation                       (76,779)
                                                               ---------
                                                               $ 361,960
                                                               =========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

           1997                                                $  27,000
           1998                                                  108,000
           1999                                                  108,000
           2000                                                   45,000
           ======================================================-------
Total minimum lease payments                                     288,000
Less:  Amount representing interest                              (31,807)
                                                               ---------
Present value of net minimum lease payments                    $ 256,193
                                                               =========

The interest rate on capitalized leases range from 0.% to 11.75% and is imputed based on the lower of the incremental borrowing rate at the inception of each lease (as restructed) or the lessor's implicit rate of return.

Effective January 1, 1997, the Company adopted a key Employee Stock Option Plan.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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


10)    INVESTMENTS

The Company has interests in certain long-term investments. Included in the balance of investments at September 30 is the following:

Investment in third party administrative company                   $    40,000           $  45,000
Marketable securities investment funds                                 122,842              67,500
Investment in an insurance related corporation by CSP                   57,500              57,500
Investment in CNTI common stock by CSP                                  12,307                -
Investment in construction joint ventures by CSP                       600,000                -
Investment in an insurance added joint venture                         330,000                -
                                                               ----------------      --------------
                                                                   $ 1,162,649           $ 170,000
                                                               ================      ==============

11)    DUE FROM RELATED PARTIES

This represents advances made to various related parties. These advances are non-interest bearing and have no specific repayment terms.

12)    MAJOR CUSTOMERS

During the nine month period ended September 30, 1997, two customers accounted for approximately 20% of sales. During the nine month period ended September 30, 1996, approximately 18% of sales were to a single contractor, primarily due to a single contract.

13)    STOCKHOLDERS' EQUITY

CSP declared dividends to its preferred stockholders in the amount of $1,950 for the quarters ended September 30, 1997 and 1996, respectively. At September 30, 1997 and December 31, 1996, dividends of $1,950 were accrued but unpaid.

The Company declared dividends to its preferred stockholders in the amount of $32,330 for the quarter ended September 30, 1997. At September 30, 1997 and December 31, 1996 dividends of $47,074 and $96,000, respectively, were accrued but unpaid.

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


Shares of common stock were reserved at September 30, 1997 and December 31, 1996 for the following:

                                                                                 Class A               Class B
                                                                                 -------               -------
               Conversion of a warrant for 1,000,000 shares
                  CNTI preferred stock into CNTI Class A
                  common Stock                                                   1,000,000                --

               Exercise of 777,273 outstanding warrants
                  exercisable subsequent to December 31,
                  1997 in conjunction with D.C. Partners
                  acquisition                                                       --                 777,273

               Conversion of 500,000 warrants into CNTI Class
                  B common shares                                                   --                 500,000

               Conversion of 300,000 warrants into CNTI Class
                  B common shares                                                   --                 300,000

               Conversion of 25,000 warrants into CNTI Class
                  A common shares                                                   25,000                --

               Conversion of 250,000 warrants into CNTI Class
                  A common shares                                                  250,000                --

               Conversion of 250,000 warrants into CNTI Class
                  A common shares                                                  250,000                --

               Conversion of 270,834 warrants into CNTI Class
                  A common shares                                                  270,834                --
                                                                                 ---------            --------

                                                                                 1,795,834           1,577,273
                                                                                 =========           =========

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENTS OF COMPUTATION OF
                               EARNINGS PER SHARE
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                FOR THE NINE MONTHS   FOR THE NINE MONTHS
                                                                                   ENDED 9/30/97         ENDED 9/30/96
                                                                                -------------------   -------------------
EARNINGS PER SHARE
------------------

Adjusted Net Income:

Net Income (Loss)                                                                $    792,098         $   (588,142)

                                                                                 -----------------    -----------------
Dividends on preferred stock                                                         (200,030)             (76,420)
                                                                                 -----------------    -----------------

                                                                                 -----------------    -----------------
Total adjusted net income ( I )                                                  $    592,068         $   (664,562)
                                                                                 -----------------    -----------------

Total adjusted weighted - average shares outstanding ( II )                         6,000,000            1,906,556
                                                                                 -----------------    -----------------

                                                                                 -----------------    -----------------
Earnings (Loss) Per Share (I divided by II)                                      $       0.10         $      (0.35)
                                                                                 -----------------    -----------------

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          STATEMENTS OF COMPUTATION OF
                               EARNINGS PER SHARE
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                FOR THE THREE MONTHS     FOR THE THREE
                                                                                    ENDED 9/30/97     MONTHS ENDED 9/30/96
                                                                                --------------------  --------------------
EARNINGS PER SHARE

Adjusted Net Income:

Net Income (Loss)                                                                $    257,007         $   (254,154)

                                                                                 -----------------    -----------------
Dividends on preferred stock                                                          (32,330)             (49,000)
                                                                                 -----------------    -----------------

                                                                                 -----------------    -----------------
Total adjusted net income ( I )                                                  $    224,677         $   (303,154)
                                                                                 -----------------    -----------------

Total adjusted weighted - average shares outstanding ( II )                         6,000,000            2,276,000
                                                                                 -----------------    -----------------

                                                                                 -----------------    -----------------
Earnings (Loss) Per Share (I divided by II)                                      $       0.04         $      (0.13)
                                                                                 -----------------    -----------------

ITEM 2. Management's Discussion and Analysis

                    Century Industries, Inc. In Consolidation
                              with its Subsidiaries

The third quarter results reflect the continuing efforts of the Company's management strategies, resulting in substantial earnings when compared with past years. The major costs connected with the recent acquisitions have been absorbed.

3rd Quarter Consolidated Operating Results

The Company's consolidated third quarter 1997 revenues totaled $3,376,555, compared to the same quarter 1996 of $611,925, for an increase of $2,764,630, or 451%. Consolidated operating costs in the third quarter increased from $386,669 in 1996 to $1,211,575 in 1997. Consolidated gross profit in the third quarter increased from $124,912 in 1996 to $1,416,269 in 1997, an increase of $1,290,572 or 1034%. Consolidated operating income for the third quarter 1997 was $204,909, an increase of $466,666, or 356%, from the same quarter 1996, which was ($261,757). Consolidated income before taxes increased from ($266,297) in the third quarter 1996 to $202,707 in the same period of 1997, an increase of $469,004 or 352%.

Year to Date Consolidated Operating Results

Year to date 1997 revenues have increased from $2,080,570 at September 30, 1996 to $11,226,839 at September 30, 1997, which is a $9,146,269 increase, or 440%.
Year to date consolidated operating income increased increase from ($616,368) at September 30, 1996 to $822,807 at September 30, 1997, for an increase of $1,439,175, or 233%. Year to date 1997 income before taxes increased from ($639,185) to $807,998, or $1,447,183, or 226%.

Year to Date Consolidated Assets and Capital Growth

The Company's year to date consolidated assets have increased from $8,001,248 at December 31, 1996, to $11,947,415 as of September 30, 1997, an increase of $3,946,167, or 49%. Consolidated capital has increased from $3,597,924 at December 31, 1996 to $7,641,710 for the third quarter of 1997, for an increase of $4,043,786, or 112%.

Operating Subsidiaries

The operating subsidiaries, Century Steel Products ("CSP") and DC Partners ("DCP") were profitable, as discussed below, and were not adversely affected in consolidation due to other income attributable to US Insurance Brokers, Inc. ("USIB"), and the reasonable maintenance costs of the Registrant. The operating income for each subsidiary is shown as follows, with related deductions for other income (expense), and provision for taxes and preferred stock dividends of subsidiaries and in consolidation at September 30, 1997:

                   Century       USIB     DCP/Scibal
               Steel Products  Brokerage    Claims    Parent        Total
               --------------  ---------    ------    ------        -----

Revenues        $  3,311,099   $ -0-     $7,915,740   $ -0-      $11,226,839

Operating Income     368,287   (199,520)    818,853   (164,813)      822,807
 Other
  income (expense)   (27,450)   301,214    (288,573)    -0-          (14,809)

Net Pretax Income    340,837    101,694     530,280   (164,813)      807,998
Provision for taxes                                                   15,900
                                                                    --------
Net Income before Preferred Stock Dividends earnings adjustment      792,098
Net Income Per Common Share before Preferred Dividends             $     .13
Less: Preferred Stock Dividends                                     (200,030)
                                                                    --------
Net Income Available for Common Shareholders                       $ 592,068
Net Income Per Share                                               $     .10

It should be noted that CSP and DCP, the operating subsidiaries, had year to date combined operating income of $1,187,140 on revenues of $11,226,839, which is a 11% return on revenues for those subsidiaries, whereas the Parent Company had an operating loss of ($164,813), and USIB had an operating loss of ($199,520) through the third quarter 1997, resulting in consolidated operating income of $822,807. Net income before taxes through September 30, 1997 were $340,837 for CSP, $101,694 for USIB, $530,280 for DCP, and ($164,813) for the
Parent Company, totaling $807,998.

The net income leads to earnings year to date per common share of $.13 before preferred dividends, and $.10 per common share for the year to date after preferred dividends. This is an increase from the ($.35) for the same period in 1996, and becomes the third consecutive quarter of positive earnings per share for the Company.

Outstanding shares increased from 3,026,000 at third quarter 1996 to 6,226,533 in the third quarter 1997. The share increase includes the Class B exchange shares which will retire the preferred shares of the subsidiaries and subsequently extinguish preferred share dividends. With the listing of the Registrant's Class B shares with the Philadelphia Stock Exchange, the preferred shareholders should experience some degree of liquidity.

Management also anticipates submitting an application for listing its Class A and Class B shares on the NASDAQ "Small Caps" market during the fourth quarter.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of their operations.

The following is a discussion and analysis of each subsidiary's results of operations.

Results of Operations

                          Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $1,084,273 for the third quarter were 77% greater than the third quarter of 1996 sales of $611,925 by $472,348. This was due to CSP having additional capital with which to pay suppliers, as sales were always available.

Labor and warehouse costs were increased to $883,589 for the third quarter 1997, as opposed to $487,013 for the same period 1996, or 81%. Salaries increased in 1997 as a result of increased sales and production volume.

CSP's third quarter operating income of $123,014 was greater than the 1996 third quarter's operating income of $(24,129), an increase of $147,143, or 610%.

CSP's revenues year to date for the first 9 months were $3,311,099 for 1997, as compared to $2,080,570 for the same period in 1996, an increase of $1,230,529, or 59%. CSP's year to date 1997 operating income of $368,287 was greater than operating income for the first nine months of 1996 of $135,333 by $232,954, or 172%.

Trade debt remained approximately level at $603,238. Trade receivables increased to $1,189,913 at the end of the third quarter 1997, as compared to $617,389 at September 30, 1996.

Sales are projected to increase substantially in the 4th quarter 1997 over 4th quarter 1996, to approximately $1,000,000 or better.

In addition, CSP has bid and been awarded several projects for next year, which could potentially increase sales volume to $6,000,000 CSP has added three detailed drawings draftsman working full time on new project bid takeoffs in view of CSP's efforts to substantially increase CSP's sales volume for 1998.

Raw materials prices have increased minimally from 1996 prices.

During the second quarter 1997, CSP entered into a limited partnership agreement with Bainbridge Construction Corporation. This limited partnership was formed for the partners to work together on various construction projects, with CSP investing $500,000 of steel equipment, steel products and other necessary raw materials, and with Bainbridge providing subcontractors, construction equipment, management and licenses. This limited partnership was effectuated by the filing of the Limited Partnership with the Business Regulation Administration, Department of Consumer and Regulatory Affairs, Corporate Division, in Washington, DC. CSP is the limited partner in the partnership, having a 45% interest.

This limited partnership began construction on a private school in Springfield, Virginia, the Accotink Academy, during the third quarter. This project includes constructing two new buildings, and, once completed, will provide $3,800,000 in revenue for the limited partnership. The partnership has additional contracts for $200,000 in progress. CSP, together with its limited partnership interest project 1998 revenues of $8,000,000.

                       U.S. Insurance Brokers, Inc. (USIB)

The Company acquired U.S. Insurance Brokers, Inc. (USIB) in Washington, DC on December 18, 1995.

USIB was formed to service the members of major national associations in the D.C. area, which is home to over 4200 such associations. The laws in DC permit insurance agencies to share after expense profits with non-licensed entities, whereas all other state laws prohibit commission sharing with non-licensed entities, such as associations, and do not provide a clear cut path to share profits.

The USIB business plan allows USIB to share profits with its major associations through Limited Partnership arrangements, in exchange for marketing rights, and national association news letter and magazine advertising to their members.

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

USIB has been appointed by Firemen's Fund to provide program coverage for the NLBMDA commercial lines business at the lowest competitive rates available in the insurance marketplace. The NLBMDA-USIB commercial lines program has been accepting insurance applications from NLBMDA members since October 1, 1997, which should begin producing revenues on January 1, 1998 renewal dates of NLBMDA members.

In conjunction with the parent company, USIB acquired 100% of DC Partners, Ltd.
(DCP) in the 4th quarter of 1996, with funds raised from a registered New York State convertible preferred share offering. The USIB convertible preferred shares are convertible to Century Industries Class B common shares. USIB paid $1,700,000 in cash and Century Industries issued 820,000 shares of Class A common stock and a warrant for 727,273 shares of Class B common stock in payment for DCP.

The Company began exchanging USIB preferred shares for Class B common shares of the Parent Company as of November 1, 1997.

The Company announced during the third quarter that it was approved for listing on the Philadelphia Stock Exchange, and has subsequently announced that both its Class A and Class B shares were declared effective by the SEC for trading on the Philadelphia Stock Exchange.

Results of Operations

USIB's third quarter 1997 income before taxes was $53,586, from a loss of ($229,550) for the same period of 1996, an increase of $283,136, or 246%. USIB's year to date 1997 income before taxes was $101,694, a marked increase from the ($632,090) USIB posted in the same period of 1996, for an increase of $733,784, or 232%. This increase can be attributed to consulting income from the design of pension benefit plans (KEOGHS).

USIB has several commercial lines insurance quotes provided by Fireman's Fund pending for several Lumber Dealers. The rates quoted are extremely competitive with the Lumber Dealers' present commercial lines coverage.

USIB is also developing Colorado as the pilot project for health insurance coverage for the Korean American Grocers Association (KAGRO). Premium income for these national associations is expected to begin in the fourth quarter.

Management is unable to project the amounts of premium expected as there are many variables involved, such as State Insurance Rating Commission approvals on lower program rates and coverage, and insurance coverage renewal dates.

               DC Partners, Ltd. and its wholly owned subsidiary,
                             Scibal Associates, Inc.

In 1996, the Company acquired DC Partners, Ltd. ("DCP"), of Somers Point, NJ. Scibal Associates, Inc., ("Scibal"), the wholly owned subsidiary of DC Partners, Ltd., is a third party claims administrator (TPA), adjusting and settling claims for both insurance companies and self insured companies and institutions. Scibal adjusts in excess of $80,000,000 of claims annually.

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

Claims administration fees currently mirror the "soft" market in the entire insurance industry. Rates are presently so competitive that they are relatively stagnant and have been for the last 4 years. Profit margins are slimmer in soft markets, but markets are cyclical, and have historically upturned and rates become "hard" for an undetermined cycle after they have remained soft for an undetermined cycle.

While competition in the claims administration industry is substantial, it has evolved in the 90's into an industry where the administrator must be hardware and software intensive. The software must be developed internally and becomes extremely proprietary. DCP has the capacity to produce excellent and "cutting edge" claims administration software and is very competitive with other TPAs. Additionally, it has its 44 year track record of performance and integrity in its operations and results on behalf of its clients, and is approved to handle imprest funds for its clients.

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

Results of Operations

DCP's sales for the 1997 third quarter were $2,292,282. DCP's year to date sales through the third quarter 1997 totaled $7,915,740.

The trade debt for DCP at September 30, 1997, totaled $852,594. DCP's trade receivables at September 30, 1997 were $1,077,330. DCP's 1996 and 1995 annual audits were filed on EDGAR as Form 8-Ks by the Company and quarterly figures for 1996 were not broken out for comparison.

DCP's third quarter 1997 operating income was $209,620, and the year to date 1997 operating income for DCP was $818,853.

DCP's net income before taxes for the third quarter 1997 totaled $69,633. Net income before taxes for the nine months ending September 30, 1997 for DCP totaled $530,280.

PART II - Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

The Registrant filed in August, 1997 a Form 8-A with the SEC to register its Class A common voting shares as a Class pursuant to Section 12(b). The Class A shares were approved for trading on the Philadelphia Stock Exchange by the SEC in October, 1997. The shares trade under the symbol CII.A.

The Registrant filed in August, 1997 a Form 10-SB with the SEC to register its Class B common voting shares as a Class pursuant to Section 12(g). The Class B shares were issued in trust in 1996 and will be exchanged with the USIB subsidiary's convertible preferred shareholders for their preferred shares pursuant to Rule 144. The Class B shares were approved for trading on the Philadelphia Stock Exchange by the SEC in November, 1997. The shares will trade under the symbol CII.B.

The Registrant has authorized its transfer agent, Manhattan Transfer Registrar Co., to begin exchanging its Class B shares for the preferred shares of its subsidiaries, in November, 1997, as a result of the SEC's declaring the Registrant's Form 10-SB effective. This exchange will take place over the ensuing 12 months, in six tranches, pursuant to Rule 144.

ITEM 6. Exhibits and Reports on Form 8-K.

NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 1997

                       Century Industries, Inc.


                        \s\ Ted L. Schwartzbeck
                        --------------------------
                        Ted L. Schwartzbeck
                        President & CEO

                                INDEX TO EXHIBITS


(l)  Underwriting Agreement. Not applicable.

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. Not applicable.

(3) Articles of Incorporation and Bylaws. Incorporated by reference through previously filed 10-K's.

(4) Instruments Defining the Rights of Security Holders, Including Indentures. Incorporated by reference through previously filed 10-K's.

(5)  Opinion: re: Legality. Not applicable.

(6)  No Exhibit Required.

(7)  Opinion: re: Liquidation Preference. Not applicable.

(8)  Opinion: re: Tax Matters. Not applicable.

(9)  Voting Trust Agreement and Amendments. Not applicable.

(10) Material Contracts. Not applicable.

(11) Statement re: Computation of Per Share Earnings. Not applicable.

(12) No Exhibit Required.

(13) Annual Report to Securities Holders. Not applicable.

(14) Material Foreign Patents. Not applicable.

(15) Letter re: Unaudited Interim, Financial Information. Not applicable.

(16) Letter on Change in Certifying Accountant. Not applicable.

(17) Letter re Director Resignation. Not applicable.

(18) Letter re: Change in Accounting Principles. Not applicable.

(l9) Report Furnished to Security Holders. Not applicable.

(20) Other Documents Furnished to Security Holders. Not applicable.

(21) Subsidiaries of the Registrant. See attached Exhibit 21.

(22) Published Report Regarding Matters Submitted to Securities Holders. Not applicable.

(23) Consents of Experts and Counsel. Not applicable

(24) Power of Attorney. Not applicable.

(25) Statement of Eligibility of Trustee. Not applicable.

(26) Invitations for Competitive Bids. Not applicable.

(27) Financial Data Schedule. See attached Exhibit 27.

(28) Information from Reports Furnished to State Insurance Regulatory Authorities. Not applicable.

(29) Additional Exhibits. Not applicable.