Form 10KSB40
period 1997-12-31
CENTURY INDUSTRIES INC /DC/
filed 1998-04-15
CIK 355701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                     10-KSB
                             (Dated April 15, 1997)

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Calendar Year Ended December 31, 1997

                         Commission File Number: 0-9969

                            CENTURY INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     District of Columbia                                         54-1666769
--------------------------------------------------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation of organization)                           Identification No.)

          45034 Underwood Lane
               Sterling, Va.                                     20166
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (703) 471-7606.

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, par value $.001 per share

                                                              Name of each exchange on
      Title of each class                                     which registered
      ---------------------------------                       ------------------------
Century Industries, Inc. Class A common                       Philadelphia Stock Exchange-PHLX
Century Industries, Inc. Class B common                       Philadelphia Stock Exchange-PHLX

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001 per share

                                                   Name of each exchange on
      Title of each class                          which registered
      -------------------                          -------------------------

      Class A Common Voting Stock                  NASDAQ Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes X   No
                                     ---    ---
                              (2) Yes X   No
                                     ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained in any amendment to this Form 10-KSB. X
                 ---

Issuer's consolidated revenues for 1997 were $ 14,411,206.

     The aggregate market value of the 5,038,816 common voting shares of Class A and Class B stock held by non-affiliates based upon sales of the Company's shares within the 60 days prior to December 31, 1997 at the average of the bid/asked of $2.50 was $12,709,540. The total Class A common voting shares outstanding at December 31, 1997 were 3,373,000 and the total Class B common voting shares outstanding at December 31, 1997 were 4,173,000 for a total outstanding of all classes of 7,546,000 shares outstanding.

                                     PART I

Item 1. Description of Business

                    Century Industries, Inc.(Holding Company)

The application for incorporation of Century Industries, Inc. ("the Company") was filed in the District of Columbia on a de facto basis in December, 1992, and the certificate of incorporation was issued in March, 1993. The company was formed to acquire Century Steel Products, Inc. ("CSP") as its principal subsidiary.

On April 22, 1993 the Company completed a statutory merger with its subsidiary, Alpha Energy & Gold, Ltd. ("Alpha"), a Securities and Exchange Commission fully reporting 12 (g) company listed on the NASDAQ Bulletin Board. This transaction has been accounted for as a statutory merger, with the Company as the survivor.

The Company additionally acquired U.S. Insurance Brokers, Inc. ("USIB") in 1995, and DC Partners, Ltd. and its wholly owned subsidiary, Scibal Associates, Inc., in 1996. The Company acquired USIB for a warrant for 1,000,000 shares of Class A common stock of the Company, and DCP/Scibal for $1,700,000 cash, 820,000 shares of Class A stock and a warrant for 727,273 shares of Class B stock. The cash for the DCP acquisition was provided through a privately placed Regulation D convertible preferred stock offering of the Company's USIB subsidiary, convertible to Class B common shares of the Company.

The Company's affiliate, USIB Holdings LP, subsequently exchanged during 1997 a 20% interest in the Partnership with David Scibal, the original shareholder of DCP/Scibal, for his 727,273 Class B warrants. The Company's subsidiary, USIB, is the General Partner of USIB Holdings LP.

The Company was listed on the Philadelphia Stock Exchange in October, 1997, and promptly filed a Form 10-SB covering the Company's Class B shares which were to be exchanged with the USIB private preferred shareholders. Upon the effective date of the Form 10-SB filing, the Company exchanged its Class B common shares for the convertible preferred shares of its USIB subsidiary in order to provide exchange listed shares to the private USIB shareholders. Consistent with that exchange, the Company retained two NASD member firms to assist the Class B shareholders with the sale of their shares.

The Company essentially functions as a public holding company for its operating subsidiaries, without any operations of its own, other than its legal, accounting, stock transfer agent, acquisition and shareholder related record keeping responsibilities and concomitant incurred costs on behalf of its subsidiaries, which are defrayed through management fees charged to its subsidiaries. These functions and responsibilities are generally associated with the Company's fully reporting and disclosure requirements.

Other Equity Line Limited Partnership Investments

The Company has an investment in the Roc Shores/Century Industries Limited Partnership, a District of Columbia Limited Partnership, wherein its interest is 45%. The partnership was formed in 1997 to purchase and own Century (Overseas) Insurance Co., S.A., a Dominican Republic captive insurance company, which purchase has been effected. The insurance captive has appointed US Insurance Brokers, Inc. as its Managing General Agent for the USA. The General Partner is Roc Shores Investments, Ltd. The captive insurance company is presently in its development stage.

The Company's subsidiary, Century Steel Products, Inc., has a 45% interest in the Partnership Management Corporation/Century Steel Products Limited Partnership, formed between Century Steel Products and Bainbridge Construction Co., a Class A licensed Virginia general contractor. Partnership Management Corp. is the General Partner. The partnership is constructing a private School in Springfield, Virginia, using Century Steel's products. The partnership has leased office and warehouse space from Century Steel. The partnership had revenues exceeding $220,000 for the 4th quarter 1997.

These investments are not significant in that they represent less than 10% of the Company's assets and any share of the limited partnership income therefrom represents less than 10% of the Company's revenues.

A detailed description of the business of the subsidiaries is as follows:

                          Century Steel Products, Inc.

The Company's steel fabricating subsidiary was founded in Sterling, Va., at its present address in 1979, in the vicinity of Dulles Airport. Additional equipment was purchased over subsequent periods from the sale of privately placed shares to four shareholders, and from profits. In 1989 CSP repurchased all but 16% of CSP's shares, which are owned by one shareholder, a partner in Superior Steel Co. which shares an industrial building with CSP and buys CSP steel products.

In 1992 CSP began bidding on several "site installation fabrication projects", and business again began to increase. Heretofore the Company was a supplier of steel products to sub contractors who bid those projects. In this instance CSP seized the opportunity to become the sub contractor as well as the fabricator, to gain an additional profit margin. The demand for fabricated steel product has remained strong.

Products and Markets

Century Steel Products, Inc. ("CSP") is primarily engaged in fabricating (manufacturing) and selling various specialty steel products. CSP's steel products are used in the public utilities, automotive, railway equipment, commercial and residential building industries. U.S. Government contractors also use CSP's products in the metro D.C. area. The Company numbers public utilities and Fortune 500 General Contractors among its customer base. Those products consist of pre engineered parts fabricated from design criteria supplied by the CSP's customers.

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

Warehouse steel products for the various industries are generally sold on demand rather than through contractual arrangements. Fabricated "fabricate and install" products are sold through contracts executed after CSP 's bid has been accepted.

Other steel products are sold to general contractors and installed by CSP on construction projects, through contractual arrangements.

Competition and Economic Conditions

Much of the CSP's business is directly related to the commercial and residential construction industry.

CSP's products are sold in highly competitive markets, and its sales and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets or economic conditions in general. CSP is in a geographical region where steel markets have not been as dramatically affected during the recent recession as other regions.

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

CSP has no principal supplier, per se, and is not dependent on one or few suppliers, since standard grade steel is available through literally hundreds of suppliers.

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

Government Regulations

Management believes that CSP is in compliance with all applicable federal, state and local laws and regulations. CSP is not engaged in the discharge of any materials into the environment, and is not subject to any existing or probable government regulations other than the normal OSHA in plant regulations. No government approval is needed for its principal products or operations.

Research and Development

CSP has not spent any funds on R&D in the past two years, other than specific research required in connection with the fabrication of a customer's order. This is generally limited to detailed drawings, or a search for a particular grade, size or quality of steel raw material.

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

Limited Partnership Investment

In 1997 CSP acquired a 45% profit sharing interest in the Partnership Management Corporation/Century Steel Products Limited Partnership in the District of Columbia. Partnership Management Corporation is the General Partner, and its affiliate, Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor is the other Limited Partner. The LP commenced the construction of the Accotink School in the 3rd quarter 1997, and realized revenues exceeding $200,000 during the 4th quarter. CSP leases office and warehouse space to the LP at its premises, and CSP has sold its equity in its fabrication equipment to the LP and leased it back for its own production runs. CSP's investment is less than 10% of its assets, and is therefore insignificant.

                       U.S. Insurance Brokers, Inc. (USIB)

In 1995 the Company acquired U.S. Insurance Brokers, Inc. ("USIB") located in Washington, DC. USIB merged with DC Partners, Ltd. (DCP) In the 4th quarter of 1997, with USIB surviving as the owner of Scibal Associates, Inc., DCP's subsidiary. USIB is, on its own, a development stage company which (I) plans to market all lines of insurance to members and employees of national membership based associations, and (2) plans to act as the Managing General Agency for a new casualty insurance company to be owned by the Company and formed in the State of Florida to participate in the Florida Joint Underwriting Association homeowner TakeOut Program.

Products and Markets

USIB is a full service insurance agent/broker formed in the District of Columbia in 1995 to provide life, health, auto and homeowners insurance to members of national associations. To date, those plans have yet to materialize. USIB is actively seeking to provide coverage for individual lumber dealers, and various environmental groups/associations.

USIB has formed Limited Partnerships with its national association partners, in order that USIB as the General Partner can share the profits earned through insurance sales with its association Limited partners on insurance sold to their members.

The insurance sales of USIB are still in the development stage. It has obtained its marketing agreements, agency appointments by insurers, hardware and software, and has retained operating personnel. It has generated a small amount of sales, and is in the process of implementing its sales programs. The implementation for the NLBMDA includes obtaining lower program rates for the members and employees from national insurance carriers, and preparing competitive quotes for members which request them.

Sales and Distribution

The associations will advertise USIB's products to their members through newsletters and direct mail. The members will call an "800" number at USIB to obtain insurance quotes. When the member purchases insurance, the policies will be issued by the insurance carriers, and all direct billing is performed by the carriers. The carriers then pay USIB a pre arranged commission.

Customer Base

USIB's present potential customer base through the Korean American Grocers Association ("KAGRO") and the National Lumber and Building Material Dealers Association ("NLBMDA") is 375,000 members and their employees.

Business Regulation

The insurance industry is highly regulated. All agencies must be licensed in every state where they solicit insurance sales, and each agent soliciting for the agency must be licensed in each state where he or she solicits on behalf of the agency. On association group term life insurance sales, master policies are utilized and certificates of insurance are issued to members. Health insurance is sold by licensed life agents. Many states require the posting of a bond by casualty agents. USIB is a licensed life and casualty broker in the District of Columbia, and its agents are licensed in the District of Columbia and several other states.

Employees

USIB hires its agents as independent contractors on a commission basis, as is standard in the insurance agency industry. Underwriting, bookkeeping, legal and accounting and other services are performed by consultants and outside professionals. USIB has no statutory employees.

Quality Control

Once a customer receives an acceptable quote, the customer will send in his or her premium, and the coverage is bound through the issuance of a binder. The premium is remitted to the insurance carrier. Both the agent and carrier keep comparable records. There is very little margin for error, due to each agent being licensed and bonded.

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

General

USIB is a general insurance agent. As part of its ordinary course of business, USIB enters into agency agreements with life, health, and property and casualty insurance companies to sell insurance policies. Under the agency agreements, the unaffiliated insurance companies will pay USIB commissions for policies sold. These agency agreements allow USIB to initiate and maintain relationships with customers and to continue these relationships following termination of the agency agreements. USIB is a licensed and regulated insurance agent in the District of Columbia, and is in the application process of being licensed and regulated as an insurance agent and broker in 46 other states.

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

USIB will also act as the Managing General Agent for the Company's proposed new Florida casualty insurance company.

USIB's 1998 Additional Business Plan

Century Industries has entered into 2 Letters of Intent with an NASD member firm, which cover in the first instance a Private Placement of $7,000,000 of preferred stock, and in the second instance a public offering of $12-15,000,000 of preferred stock. The proceeds of the Private Placement are earmarked for the capitalization of a new Florida Insurance Company, which will take advantage of the Florida Joint Underwriting Association's HomeOwners TakeOut Program described elsewhere herein. USIB will be the Managing General Agency (MGA) for the new Florida insurance subsidiary.

The $40,000,000 first year revenue projections for the new Florida insurance subsidiary provide for a $2,000,000 service fee for USIB as the MGA.. USIB will facilitate the liaison and agency plant supervision for the Florida insurance agents providing the sales for the Florida insurance subsidiary. USIB will also be responsible for cross marketing the sale of other insurance products to the Florida home owners it will already be insuring. These products will include automobile and accident & health insurance.

USIB, organized in April 1995 under the laws of the District of Columbia, has its principal executive offices at 1155 Connecticut Ave., N.W., Suite 300, Washington, D.C., 20036 and its telephone number is (202)965-6555. It has administrative offices at 11708 Bowman Green Drive, Reston, Virginia 20190..

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

Individual insurers can only market their own individual life, health or automobile/homeowner products one at a time, rather than providing a "supermarket" of life/health/casualty products. Life insurance companies are chartered and licensed to write life and health insurance products; and casualty companies are chartered and licensed to write automobile/homeowners insurance products. Life insurers do not write automobile insurance policies, nor do automobile companies write life insurance policies. These insurers seldom cooperate with one another.

Facilities

USIB's downtown corporate service offices are located in a facility leased by the Company in Washington, D.C. USIB shares administrative space with the Company at 11708 Bowman Green Drive, Reston, VA. USIB believes that its current corporate offices and administrative space are sufficient for its present needs, as it will provide space for 10 agents and administrative personnel.

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

                                     Market
                          Revenue    Value          P/E       P/B     ROE
Company                    1993      (1993)        1993      1993    1993
-------                    ----      ------        ----      ----    ----
                          ($mil)
Accordia                  $  258     $  364        12.8      1.98    17.8%

Alexander &
  Alexander                1,300        892         NK       3.23     8.7%

Blanch, E.W                   62        318        20.2      4.95    25.5%

A.J. Gallagher               318        494        19.5      5.05    28.6%

Hilb, Regal &
  Hamilton                   135        172        20.7      2.54    15.7%

Marsh &
McLennan                   3,200      6,291        18.0      4.42    27.0%

Willis Coroon              1,500        959        25.7       .98      NA

Outlook

Net premiums written by the property/casualty insurance industry in 1993 were $242 billion. Of that total about 50% was personal lines coverage. Of that $120 billion, $85 billion (over 70%) was written by agencies, as opposed to direct writers i.e. GEICO.

          U.S. Insurance Brokers, Inc. and its wholly owned subsidiary,
                             Scibal Associates, Inc.

In 1996 USIB acquired DC Partners, Ltd. (DCP), in Somers Point, NJ. Scibal Associates, Inc., (Scibal) the wholly owned subsidiary, is a third party insurance claims administrator (TPA) , adjusting and settling claims for both insurance companies and self insured companies and institutions. Scibal adjusts in excess of $80,000,000 of claims annually. USIB merged with DCP in 1997, with USIB surviving as Scibal's parent company.

Products and Markets

Scibal has been in business for 45 years, and specializes in workers compensation and all phases of commercial liability claims administration. In administering these programs, Scibal offers its customers a full range of services, including claims adjusting and administration, risk management as well as the full complement of reporting required for both program management by the customer as well as for regulatory compliance.

Workers Compensation and liability payments total in the tens of billions each year, and the number of entities which are self insuring and administering this aspect of their operations continues to grow. With its dual IBM AS 400 computer systems running internally developed proprietary claims administration and reporting software, Scibal is well positioned to add new customers.

Customer Base

The customer base of Scibal Associates consists of municipal and other government-related entities, primarily in New Jersey, as well as an expanding base of national and regional industrial, retail and service corporations. A representative list of Scibal's clients includes Temple University, Masco Corporation, Sequa Corporation, Burlington Coat Factory Warehouse Corporation, Sentinel Real Estate and the Jacksonville Jaguars football team organization.

Scibal has one customer whose billings comprise approximately 23% of total revenue. The balance of Scibal's customers are comprised of clients of long standing, no one of which is significant to the company. After year end, 1997, Scibal's largest customer moved a portion of their contract, comprising approximately $800,000 in revenue. However, this also eliminated significant servicing costs, so the impact on net income, if any, is not material. Being a service provider, there is no dependence on any major supplier.

Sales and Distribution

Sales are conducted primarily through its CEO, David Scibal. Mr. Scibal generates sales through both personal contact and referrals from existing customers, as well as through extensive contacts with both insurance companies and brokers.

Competition and Economic Conditions

While competition in the claims administration industry is substantial, it has evolved in the 90's into an industry where the administrator must be hardware and software intensive. The software must be developed internally and becomes extremely proprietary. Scibal has the capacity to produce excellent and "cutting edge" claims administration software and is very competitive with other TPAs. Additionally, it has its 44 year track record of performance and integrity in its operations and results on behalf of its clients, and is approved to handle imprest funds for its clients.

Scibal has an experienced staff of computer programmers. These programmers are continuously improving and enhancing the proprietary claims handling software. Additionally, there is an effort underway at the company to write the "next generation" of software, which will take advantage of Internet access, electronic claims reporting, and data warehousing for its customers. The new system will enable the company to better leverage its adjusters against case loads, which will lead to higher profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the near future.

Business Regulations

Management believes that Scibal is in compliance with all applicable federal, state and local laws and regulations. No federal government approval is needed for its principal services, although various states require registration and licensing of insurance services providers. Scibal is in compliance with all such local requirements.

Research and Development

Scibal has an experienced staff of computer programmers. These programmers are continuously improving and enhancing the proprietary claims handling software. Additionally, there is an effort underway at the company to write the "next generation" of software, which will take advantage of Internet access, electronic claims reporting, and data warehousing for its customers. The new system will enable the company to better leverage its adjusters against case loads, which will lead to higher profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the near future.

Employees

Scibal employs approximately 120 persons. None of the employees are represented by labor unions so the company is not vulnerable to union demands or the threat of a strike. Employee turnover is at a rate consistent with or lower than the industry average, with a majority of the employees having been with the company for more than three years.

Operating Risks and Insurance

Scibal maintains substantial public liability, property damage, workers' compensation, employee fidelity and errors and omissions insurance. Insurance levels are not only maintained at the levels deemed prudent by management, but also meet the conservative requirements of its customers.

USIB Holdings, Limited Partnership

The USIB Holdings Limited Partnership was formed in late 1997 to act as an insurance holding limited partnership for the acquisition of Reinsurance Corporation of America, and/or to form a new Florida casualty insurance company so as to participate in the State of Florida Joint Underwriting Association
(JUA) Homeowners TakeOut Program. USIB is the General Partner, and David Scibal is a Limited Partner. The LP was capitalized through the capital contribution of David Scibal's 727,273 Class B warrants, valued at $1,192,000, received as consideration from the sale of Scibal Associates to the Company, and a capital contribution of $808,000 by the Company. The Company is obligated to make the further contributions to the Limited Partnership required to finance the future acquisitions, through the sale of securities.

The transaction was non-dilutive in that Management can now either cancel the Class B warrants originally issued to Mr. Scibal, or apply them to future Class B stock issuances used as consideration for funds which may be applied to the Company's growth.

Mr. Scibal will participate to the extent of 20% of any future limited partnership profits, and the Company will receive 80%. However, Mr. Scibal's equity ownership is limited to 1% and the Company retained 99%.

Other Equity Line Limited Partnership Investments

The Company has an investment in the Roc Shores/Century Industries, Inc. Limited Partnership, a District of Columbia Limited Partnership, wherein its interest is 45%. This LP was formed in 1997 to purchase and own Century (Overseas) Insurance Co., S.A., a Dominican Republic captive insurance company, which purchase has been effected. The insurance captive has appointed U.S. Insurance Brokers, Inc. as its Managing General Agent for the USA. The General Partner is Roc Shores Investments, Ltd. The insurance company is presently in its development stage.

The Company's subsidiary, Century Steel Products, Inc., has a 45% interest in the Partnership Management Corporation/Century Steel Products Limited Partnership, formed between Century Steel and Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor. Partnership Management Corporation is the General Partner. The LP is constructing the Accotink School in Springfield, VA, using Century Steel's products. The LP has leased office and warehouse space from Century Steel. Century Steel has sold its equity in its heavy equipment to the LP and has leased its necessary production capacity back. The LP had revenues exceeding $220,000 for the 4th quarter 1997.

These investments are not significant in that they represent less than 10% of the Company's assets and any share of the limited partnership income therefrom represents less than 10% of the Company's revenues.

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

USIB  Office Facilities

USIB operates its offices at 1155 Connecticut Ave. N.W. Suite 300, Washington, DC, 20036, and 11708 Bowman Green Drive, Reston, VA 20190 Management believes that USIB's facilities are suitable and adequate for their intended uses.

Scibal operates its leased headquarters offices at 23 Mays Landing Road, Somers Point, NJ. DCP also has leased field offices in Edison, NJ, Philadelphia, PA, Detroit, MI, Richmond, VA and Jacksonville, FL. Management believes that DCP's facilities are suitable and adequate for their intended uses.

ITEM 3. LEGAL PROCEEDINGS

Century Industries has no pending litigation.

CSP has no pending litigation.

USIB has no pending litigation.

USIB Holdings LP has no pending litigation.

Scibal Associates, Inc. has no pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company timely mailed its information statement to all shareholders of record through its transfer agent, advising them of the date and place for the annual meeting.

The Company held its annual meeting on December 29, 1997, and the directors, Ted
L. Schwartzbeck, Joel Gundersheimer, David Scibal, Jay Pignatello and Joseph DeAlessandro were elected for the coming year.

The shareholders also ratified and approved a) the possible acquisition of Reinsurance Corporation of America Insurance Company (RCA) or a viable substitute, b) the formation and capitalization of a Florida insurance subsidiary to participate in the Florida JUA homeowners TakeOut Program, c) an amendment to the Company's Charter providing for the authorization of 2,500,000 Senior Callable Convertible Preferred shares and further ratification of the issuance of up to 2,500,000 of those shares to finance the RCA and/or Florida insurance subsidiary. There were 2,840,000 affirmative votes in favor of the acquisition out of 3,372,680 Class A voting shares outstanding at that date. No negative votes were cast.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares trade on the Philadelphia Stock Exchange under symbols CII.A and CII.B. The range of bid/asked information for the Company's common voting shares for each quarter of the last two years, as reported by the Philadelphia Stock Exchange and the NASDAQ OTC:BB are as follows:

              Bid    Asked                        Bid    Asked
              ------------                        ------------
1st Qtr 1997  2.75   3.25           1st Qtr 1996   .50    .65
2nd Qtr 1997  2.75   3.35           2nd Qtr 1996  1.00   1.25
3rd Qtr 1997  2.75   3.25           3rd Qtr 1996  1.75   2.00
4th Qtr 1997  1.75   3.00           4th Qtr 1996  3.00   3.25

There are approximately 1124 stockholders who own the Class A shares, and There are approximately 287 stockholders who own the Class B shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

                                PLAN OF OPERATION

The Company has sufficient cash to sustain its operations for the next 12 months. Its operating subsidiaries, CSP and USIB/Scibal are profitable.

CSP's and Scibal's management teams expect to increase their revenues and earnings substantially in 1997; USIB has been able to reverse its development stage losses in 1996 through its merger with DCP and through Scibal's consolidated revenues and earnings in 1997. Management continues to believe that the relatively small amount of its development stage investment in USIB compared to the potential earnings available is a sound one.

The Company's focus for 1998 is its formation and capitalization of a new Florida insurance company to take advantage of the State of Florida JUA home owners insurance TakeOut Program.

The Company's subsidiaries raised $2,469,255 net to the Company and its subsidiaries, after offering and acquisition costs, during 1997, through the sale of securities on a private placement basis pursuant to Regulation D. These proceeds funded the beginning capitalization of USIB Holdings LP toward its go forward business plan to acquire Reinsurance Corporation of America (RCA), and/or to form and capitalize a new Florida insurance company to participate in the Florida Joint Underwriting Association Homeowners TakeOut Program.

The USIB Holdings LP subsequently invested an additional $808,000 into Scibal Associates as additional capitalization. These proceeds funded an additional $600,000 capital infusion into Century Steel Products, Inc., in order to finance its increased sales for 1997. These proceeds also provided the $300,000 which the Company invested in the Roc Shores/Century Industries LP, in order that the USIB subsidiary would have the USA marketing rights for Century (Overseas) Insurance Company. S.A. and the Company would additionally share in 45% of the LP's projected profits. The Company also expended funds to cover its legal, auditing and compliance expenses, and USIB's development expenses, as well as listing costs for the Philadelphia Stock Exchange.

The Company further expended the costs associated with the retention of investment bankers and investor relations firms to profile the Company's shares, and the listing costs associated with having its securities approved for listing on the Philadelphia Stock Exchange. The Company filed a Form 10-SB covering its Class B shares which was declared effective by the S.E.C. in October, 1997, and subsequently entered into agreements with two NASD member firms to assist its Class B shareholders with the sale of their shares pursuant to Rule 144.

On March 5, 1998, the Company entered into two Letters of Intent with an NASD member firm. The first letter of intent covers a $7,000,000 private placement of Senior Callable Convertible Preferred shares, the proceeds of which are earmarked to fund the formation and capitalization of the proposed new Florida insurance company. The second letter of intent covers a public offering of an additional $12,000,000 to $15,000,000 of Senior Callable Convertible Preferred shares, the proceeds of which are generally to be used for further insurance related acquisitions.

Management projects that the proposed Florida insurance company will earn substantial revenues of its own, while providing Scibal Associates with additional claims adjustment revenues, and USIB with service fees as the insurance company's Managing General Agent.

The proposed Florida insurance company is projected to have first year revenues of $40,000,000, and first year's earnings are projected at $3.800,000, exclusive of the revenues and profits it is expected to generate for both Scibal Associates and USIB. Sixteen insurance companies have participated in The Florida JUA Program to date, and claims have averaged 25% of net premiums after reinsurance costs.

The Company intends to organize Century Property and Casualty Insurance Company (the "Insurance Company") under Florida law as a multiple line property and casualty insurer licensed in the State of Florida. The Company will use approximately $5.3 million of the proceeds of this Offering to provide the capital and surplus which the Insurance Company will need in order to be able to participate in the Market Takeout Program of the Florida Residential Property and Casualty Joint Underwriting Association (the "JUA").

The JUA was established by the Florida Legislature in 1992 as a temporary measure to provide homeowners' insurance coverage for individuals who could not obtain such coverage from private carriers by reason of the impact that Hurricane Andrew had on the private insurance market. However, instead of serving as a temporary source of emergency insurance coverage, as originally intended, the JUA has become a significant provider of original and renewal insurance coverage for Florida homeowners.

The proposed Florida insurance company's initial business operations will consist of providing property and casualty insurance coverage through homeowners insurance policies that are acquired from the JUA. The Company anticipates that the proposed Florida insurance company will acquire between 30,000 and 60,000 policies from the JUA within the first year of the proposed Florida insurance company's operations, representing approximately $40,000,000 in annual renewal premiums. The Company further anticipates that the proposed Florida insurance company will offer homeowners' property and casualty insurance in Florida in the voluntary insurance market through independent agents. The earnings of the proposed Florida insurance company from policy premiums will be supplemented by the generation of investment income from investment policies adopted by the proposed Florida insurance company's Board of Directors. Principal investment goals will be to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with Florida's regulatory requirements.

The Company expects to rely on the use of reinsurance to limit the amount of risk retained under its policies and to increase its ability to write additional risk. The Company's intention is to limit the exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that transfer the risk of loss in excess of $1,000,000.

The property and casualty reinsurance industry is subject to the same market condition as the direct property and casualty insurance market. Today there is an over capacity of limits, with very competitive rates. The required (catastrophe) limits would probably be $75,000,000 excess of $1,000,000 retention, with individual policies written a fifty-fifty quota share basis.

The Company's research has revealed that, in the absence of a major catastrophe, homeowners' insurance claims in Florida have been averaging approximately 25% of net premium annually, or approximately $4,400,000 on $20,000,000 of net premium. Prior to the occurrence of hurricane Andrew in 1994, many insurance companies maintained very concentrated coverage exposures in Monroe, Dade, Broward and Palm Beach Counties in Florida. After hurricane Andrew, many insurers chose not to write homeowners' insurance in Florida. Florida ultimately implemented the JUA program to cover the resulting shortfall in coverage availability. The JUA is now providing to all insurers who qualify, an opportunity to "depopulate" the JUA Pool a pro rata cross section of state-wide risks in all zip codes, so that no insurer will have a concentration in the above-mentioned counties.

The Company's actuarial projections indicate that, if another Andrew-force hurricane occurs, the proposed Florida insurance company's losses will be capped at $5,000,000 on each tranche of $40,000,000 in premium. By reason of the fact that the proposed Florida insurance company will have initial capital and surplus of approximately $5,300,000, it will receive, pursuant to the regulations which govern the JUA program, a "Surplus Bonus" of $3,700,000. Accordingly, the proposed Florida insurance company will have aggregate capital and surplus of approximately $10,000,000.

The proposed Florida insurance company expects to receive a minimum bonus payment of approximately $3,700,000.00 based on a portfolio of more than 30,000 to 60,000 policies. Bonus payments must be held in escrow for three years, during which time the funds can be utilized for statutory reserves, but may otherwise only be used for certain prescribed purposes, such as payment of claims. After the three-year period, the Insurance Company will have unrestricted use of the bonus payment funds. Additionally, the Insurance Company will have investment income from the bonus payments, which will be made available at the end of the three years.

The proposed Florida insurance company's initial business operations will consist of providing property and casualty insurance coverage through homeowners insurance policies that are acquired from the JUA. The

Company anticipates that the proposed Florida insurance company will acquire between 30,000 and 60,000 policies from the JUA within the first year of the proposed Florida insurance company's operations. The Company further anticipates that the Insurance Company will offer homeowners' property and casualty insurance in Florida in the voluntary insurance market through independent agents. The earnings of the proposed Florida insurance company from policy premiums will be supplemented by the generation of investment income from investment policies adopted by the proposed Florida insurance company's Board of Directors. Principal investment goals will be to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with Florida's regulatory requirements.

The Company has entered into an agreement with Joseph P. DeAlessandro, a Director of the Company, to manage the new Florida insurance company as a full service manager. Mr. DeAlessandro is presently the CEO of European American Group, and its subsidiaries, Rutgers Insurance Co., and Kentucky National Insurance Co. He was formerly a Senior Executive with Gulf Insurance Co., Travelers Insurance Co., and American International Group (AIG). He serves on the Board of Directors of Smith Barney Trust Co., and the New Jersey Insurance Advisory Board.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Century Industries, Inc. in Consolidation

Historically the Company has grown by acquisition. Its consolidated assets have increased from $8,001,248 in 1996, to $11,058,840 in 1997, a 38% increase.
Consolidated capital has increased from $3,597,924 in 1996, to $7,169,311 in 1997, a 99% increase. Its revenues for 1997 have increased to $14,411,206 from $4,349,026 at 12-31-96, which is a 231% increase (the audited numbers contained herein only include 47 days of revenue, expense and earnings for 1996, as the acquisition was completed on 11-13-96.). The operating subsidiaries, CSP and USIB/Scibal were profitable, as discussed below, and any operating losses were attributable to the maintenance costs of the Parent Company. The substantial increases in assets, capital and revenues shown herein have resulted from the acquisition of Scibal. The unaudited operating income (loss) for each subsidiary is broken down as follows:

                    Steel Products       USIB          Claims        Parent        Total
                    --------------       ----          ------        ------        -----
Revenues             $ 4,421,636        ---           9,989,570       ---       14,411,206
Cost of Sales          3,783,047        ---           4,888,208       ---        8,671,255
                       ---------                      ---------                  ---------
Gross Profit             638,589        ---           5,101,362       ---        5,739,951

Operating Costs          614,620        584,547       4,344,558       71,127     5,614,852
Net Income (Loss)
Before Tax                17,085       (283,928)        335,521      (71,127)       (2,449)
and Dividends

It should be noted that CSP and Scibal jointly earned $352,606, whereas the Parent (Century Industries) and USIB lost ($355,025) through ministerial expenses and development stage costs.

Audited consolidated sales were $14,411,206 in 1997, compared to $4,349,026 in 1996 (including only 47 days of DCP's 1996 sales), an increase of $10,062,480 or 231%. Gross profit increased from $1,466,077 in 1996 to $5,739,951 in 1997, an increase of 291%. Consolidated operating costs increased from $2,180,362 in 1996 to $5,614,852 in 1997, a 157% increase. The consolidated loss from operations before taxes and extraordinary items was ($125,913) in 1996, as opposed to a consolidated operating loss of ($2,449) in 1997. Earnings per share was ($.03) in 1997, as opposed to the loss per share of ($.15) in 1996, an increase of $.12 per share.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow their operations. The Company has provided Century Steel Products with in excess of $600,000 used as operating capital during the 1997, so as to increase its revenues to over $4,400,000 for 1997, a 43% increase.

                          Century Steel Products, Inc.

CSP's cost of goods increased from $1,964,963 at year end 1996, to $3,783,047 in 1997,and the open account debt to suppliers increased from $431,959 at year end 1996 to $1,364,314 at year end 1997.

Sales increased 65% from 1996 sales of $2,676,306 to $4,421,636 in 1997.

Gross profits before administrative costs decreased from $711,343 in 1996 to $638,589 in 1997. Administrative costs remained approximately the same, from $596,232 in 1996 to $614,620 in 1997.

Net income from operations of CSP in 1996 was $89,782 and $23,969 in 1997, and income before taxes was $185,677 in 1996 and $17,085 in 1997.

It is noted that CSP's revenues increased substantially during 1997, but due to the need to increase labor costs to increase sales volume, and due to the increase in unearned receivables concomitant therewith, the profits have not yet been realized. Many projects are still in process and can not be invoiced until they reach substantial completion. CSP also changed its method of recognizing revenues in accordance with various accounting rules as a result.

CSP entered into a Limited Partnership with Bainbridge Construction Co, Inc. and Partnership Management Corporation during 1997. Bainbridge is a Class A licensed Virginia general contractor. The partnership began the construction of a private school in Springfield, Virginia, and realized revenues in excess of $200,000 for the 4th quarter of 1997. CSP has a 45% interest in the partnership. Should the school project reach its projections for 1998, the partnership would have revenues exceeding $1,000,000 and CSP would realize a substantial profit. However, such projections are contingent upon the developers granting the partnership the further stages of construction as they progress.

The following Management's Discussion of Financial Condition and Results of Operations of Century Steel Products, Inc. is a comparison of the three months ended December 31, 1996 to the three months ended December 31, 1997.

CENTURY STEEL PRODUCTS HISTORICAL DATA FOR THREE MONTHS ENDED DECEMBER 31, 1997.

CSP's sales of $1,110,537 for the fourth quarter of 1997 were $519,931 greater than the fourth quarter sales of $590,606 in 1996, an increase of 88%.

Operating expenses for the last three months of 1997 totaled $221,158, representing an increase of $87,160, or 65%, from the $133,998 of expenses for the three months ended December 31, 1996.

CSP's current assets to current liabilities ratio is 1.4 to 1 at year end, with current liabilities being $596,224 less than current assets.

Results of Operations

CSP's increased fourth quarter revenues reflected CSP's difficulties in purchasing steel in sufficient quantities and at competitive prices so as to fill all sales orders, at any reasonable profit.

Raw material steel and labor costs were 9% less for 1996 on an annualized basis than the year of 1997. In 1996 material and labor costs amounted to 74% of the annual revenues. In 1997 this factor was 83%. This factor contributed substantially to the Company's fourth quarter losses in 1997, despite greater revenues. This increase in costs was also attributed to CSP's change in accounting methods, which require substantial completion of installation projects before the revenue can be recognized.

Forward Looking Information

The following graph indicates Management's projections of the growth of steel division operations since sufficient capital for the purchase of raw materials has been made available by the parent company:

            Year              Revenues             Projected Earnings
            ----              --------             ------------------
            1998              5,000,000            500,000
            1999              5,500,000            550,000
            2000              6,000,000            600,000
            2001              6,500,000            650,000

                          U.S. Insurance Brokers, Inc.
                               (Development Stage)

USIB's operations are still at the developmental stage. However, USIB acquired DC Partners, Ltd. (DCP) on 9-30-97, in conjunction with Century Industries, Inc. USIB has now merged with DCP, and now functions as the parent company of Scibal Associates. USIB has the potential of acting as a full service Managing General Agent with its own claims administration division.

USIB lost ($397,885) for the year 1996, as development stage losses. It further lost ($283,928) in 1997, before consolidation with Scibal Associates, its wholly owned subsidiary.

                         USIB's wholly owned subsidiary,
                             Scibal Associates, Inc.

The following audited income statement comparisons are based upon audited fiscal years ending December 31 1997 and 1996. Since the Company acquired DCP effective 11-13-96, the Company only consolidated DCP's audited income statement for the final 47 days of 1996 in the financial statements included herein.

Scibal's cost of services provided decreased from $5,654,685 at year end 1996 to $4,888,208 at year end 1997, and the open account debt to suppliers decreased from $1,190,007 at year end 1996 to $836,537 at year end 1997.

Revenues decreased from 1996 revenues of $10,718,163 to $9,989,570 in 1997.

Gross profits before administrative costs decreased from $5,362,044 in 1996 to $5,101.362 in 1997. Administrative costs decreased from $4,613,698 in 1996 to $4,344,558 in 1997.

Net income in fiscal 1996 was $174,156. Net income for 1997 was $355,521.

The following Management's Discussion of Financial Condition and Results of operations of Scibal Associates, Inc. is a comparison of the three months ended fiscal December 31, 1997 to the three months ended December 31, 1996.

SCIBAL ASSOCIATES' HISTORICAL DATA FOR THREE MONTHS ENDED DECEMBER 31, 1997.

Scibal's sales of $2,073,830 for the fourth quarter of 1997 were $435,250 less than the fourth quarter sales of $2,509,080 in 1996.

Operating expenses for the last three months of 1997 totaled $1,007,903 representing a decrease of $288,957 from the $1,296,860 of expenses for the three months ended December 31, 1996.

DCP's current assets to current liabilities ratio is .7 to 1 at December 31, 1997, with current liabilities being $684,281 more than current assets.

Results of Operations

In 1996 labor costs amounted to 54 % of the annual revenues. In 1997 this factor was 53%. This factor contributed substantially to the Company's larger annual earnings than 1995.

Forward Looking Information

The following table represents DCP's prior four years revenues and operating income:

Year                  1996        1995        1994        1993
----                  ----        ----        ----        ----
Revenues          $11,016,729  10,253,410   9,305,519   7,749,501
Operating Income      748,076     125,126     347,546     239,138

        The following table illustrates DCP management's financial projections for the years 1998-2000:

Revenues                              1998          1999         2000
--------                              ----          ----         ----
Claims handling services         $  9,000,000    10,000,000   12,000,000

Direct Costs:
------------
Adjuster salaries & benefits        3,299,886     3,666,540    4,399,848
TPA fees                              540,000       600,000      720,000
Communications                        163,800       182,000      218,400
                                    ---------     ---------    ---------
   Total Direct Costs               4,003,686     5,551,460    6,661,752

Gross Profit                        6,066,901     6,817,720    7,983,035
  % of Revenues                          56 %          56 %         56 %

Indirect Costs:
--------------
SG&A Salaries & benefits            2,351,345     2,312,605    2,775,126
Other SG&A                          1,986,210     2,206,900    2,648,280
                                    ---------     ---------    ---------
   Total SG&A                       4,337,555     4,519,505    5,423,406
Operating Income                      658,760     1,031,955    1,238,346

Non operating revenue (expense)       (43,406)      (24,612)       -0-
Net income before taxes               615,354     1,007,343    1,238,346
                                      =======     =========    =========
   % of Revenues                         6.84%        10.07%       10.32%

PART II
ITEM 7.           FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        Consolidated Financial Statements
                 For The Years Ended December 31, 1997 and 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONTENTS

Independent Auditors' Report of Correa Berger & Associate,
CPA's, P.L.L.C                                                        F-2

Consolidated Balance Sheets - December 31, 1997 and 1996              F-3 - F-4

Consolidated Statements of Operations for the Years Ended
     December 31, 1997 and 1996                                       F-5

Consolidated Statements of Changes in Stockholders'
     Equity for the Years Ended December 31, 1997 and
     1996                                                             F-6

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997 and 1996                                 F-7 - F-8

Notes to Financial Statements                                         F-9 - F-20

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Century Industries, Inc.
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Century Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Industries, Inc., and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

CORREA BERGER & ASSOCIATE, CPA'S  P.L.L.C

New York, New York
April 14, 1998

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                    ASSETS

CURRENT ASSETS                                                                       1997            1996
--------------                                                                       ----            ----
Cash and Cash Equivalents                                                     $   278,009         $  382,548
Accounts Receivable-Trade (Net of allowance for doubtful                        1,814,499          1,263,910
     accounts of $120,000 in 1997 and $43,000 in 1996)
Inventory                                                                         242,408            138,955
Marketable Securities                                                             816,383            571,980
Other Current Assets                                                              318,475            476,588
                                                                           ---------------      ---------------

TOTAL CURRENT ASSETS                                                            3,469,774          2,833,981
                                                                           ---------------      ---------------

LONG TERM ASSETS
----------------

Software and Computer Equipment                                                 1,997,743          1,329,710
Furniture and Fixtures                                                            779,941          1,009,376
Machinery and Equipment                                                            15,875            548,230
Transportation Equipment                                                          215,429            192,190
Leasehold Improvements                                                            151,878            139,296
                                                                           ---------------      ---------------
                                                                                3,160,866          3,218,802

Less: Accumulated Depreciation                                                 (1,083,443)        (1,400,022)
                                                                           ---------------      ---------------
NET LONG TERM ASSETS                                                            2,077,423          1,818,780
                                                                           ---------------      ---------------

OTHER ASSETS

Investments                                                                       621,652            170,000
Deferred Offering Costs                                                                 -            160,262
Deferred Acquisition Costs                                                      2,033,438            305,000
Security Deposits                                                                  56,494             56,144
Goodwill (Net of accumulated amortization of $89,100                            1,949,035          2,038,139
In 1997 and $31,605  in 1996)
Due from Related Parties                                                          289,924            421,633
Other Assets                                                                      561,100            197,309
                                                                           ---------------      ---------------
TOTAL OTHER ASSETS                                                              5,511,643          3,348,487
------------------                                                         ---------------      ---------------

TOTAL ASSETS                                                                  $11,058,840         $8,001,248
------------                                                               ===============      ===============


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              1997                1996
                                                                                              ----                ----

CURRENT LIABILITIES
-------------------
Accounts Payable- Trade                                                                   $1,476,284         $ 1,650,270
Current Maturities- Long Term Debt                                                           264,307             243,569
Capital Lease Obligations                                                                     90,385             146,806
Notes Payable                                                                                125,000             200,000
Advances from Stockholders                                                                   179,601             200,000
Accrued Expenses                                                                             904,199             920,616
Dividends Payable                                                                             16,389              97,950
-----------------                                                                     ---------------      ---------------
TOTAL CURRENT LIABILITIES                                                                  3,056,165           3,459,211
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                                                390,895             763,452
---------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                              155,848             154,850
-----------------------------------------------
DEFERRED GAIN ON SALE OF ASSETS                                                              286,621              --
-------------------------------                                                       ---------------      ---------------

TOTAL LIABILITIES                                                                          3,889,529           4,377,513
                                                                                      ---------------      ---------------

MINORITY INTEREST                                                                                  -              25,811
                                                                                      ---------------      ---------------

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
     authorized, 1,000,000 issued and outstanding                                              1,000               1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares authorized,
     3,373,000 and 3,096,000 issued and outstanding                                            3,373               3,096
Common Stock, Class B, $.001 par value, 25,000,000 shares authorized,
     4,173,000 and 3,000,000 issued and outstanding                                            4,173               3,000
Additional Paid in Capital                                                                 8,313,240           4,555,099
Retained Deficit                                                                          (1,152,475)           (964,271)
----------------                                                                      ---------------      ---------------
TOTAL STOCKHOLDERS' EQUITY                                                                 7,169,311           3,597,924
                                                                                      ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $11,058,840          $8,001,248
                                                                                      ===============      ===============


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                              1997            1996
                                                                                              ----            ----
Sales                                                                                 $ 14,411,206        $  4,349,026
Cost of sales                                                                             8,671255           2,882,949
                                                                                   ----------------      -----------------

GROSS PROFIT ON SALES                                                                    5,739,951           1,466,077
                                                                                   ----------------      -----------------

Operating Costs
---------------

Payroll Expenses                                                                         2,381,067             830,587
Professional Fees                                                                          427,052             573,683
Auto, Travel and Entertainment                                                             275,487             133,570
Bad Debts                                                                                   90,055              37,253
Amortization and Depreciation                                                              336,162              80,020
Other                                                                                    2,105,029             525,249
                                                                                   ----------------      -----------------
Total Operating Costs                                                                    5,614,852           2,180,362
                                                                                   ----------------      -----------------

NET INCOME (LOSS ) FROM OPERATIONS                                                         125,099            (714,285)
                                                                                   ----------------      -----------------

Other Income (Expense)
----------------------
Gain on Disposition of Assets                                                               10,000             150,000
Interest Expense                                                                          (147,253)            (39,102)
Minority Interest                                                                           67,996             (25,811)
Other Income (Expense) - Net                                                               (58,291)            (59,548)
                                                                                   ----------------      -----------------
Total Other Income(Expense) - Net                                                         (127,548)             25,539
                                                                                   ----------------      -----------------

INCOME(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                     (2,449)           (688,746)

Provision(Benefit) for Taxes                                                                   -               (41,700)
                                                                                   ----------------      -----------------

Income(Loss) Before Extraordinary Item                                                      (2,449)           (647,046)

Extraordinary Item
------------------
Debt Restructuring (Net of Income Taxes of $22,500 and $10,100)                                -                77,500
                                                                                   ----------------      -----------------

NET LOSS                                                                                    (2,449)      $    (569,546)
                                                                                   ================      =================

Preferred Stock Dividends of Subsidiaries                                                 (201,980)           (169,043)
                                                                                   ----------------      -----------------

Net Income(Loss) Available for Common Stockholders                                        (204,429)      $    (738,589)
                                                                                   ----------------      -----------------

Earnings (Loss) Per Share:  Before Extraordinary Item                                       $(0.03)             $(0.17)
                                                                                            -------             -------
                              Net Income (Loss)                                             $(0.03)             $(0.15)
                                                                                            -------             -------


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


                                                              PREFERRED      COMMON        COMMON       ADDITIONAL     RETAINED
                                                                STOCK         STOCK         STOCK        PAID-IN       EARNINGS
                                                                             CLASS A       CLASS B       CAPITAL       (DEFICIT)
                                                             -----------   -----------   -----------   -----------    -----------
BALANCE DECEMBER 31, 1995                                    $     1,000   $     1,326   $       -     $   591,750    $  (227,032)
-------------------------

Issuance of 3,000,000 shares of common stock                         -             -           3,000     2,129,799            -
Issuance of 450,000 shares of common stock                           -             450           -         311,550            -
Exercise of 500,000 common stock warrants, 1 for 1                   -             500           -            (500)           -
Issuance of 820,000 shares of common stock related to D.C.           -             820           -       1,522,500            -
     Partners acquisition
Unrealized gain on marketable securities                             -             -             -             -            1,350
Net loss for 1996                                                    -             -             -             -         (569,546)
Preferred dividends,                                                 -             -             -             -         (169,043)
                                                             -----------   -----------   -----------   -----------    -----------
BALANCE DECEMBER 31, 1996                                          1,000         3,096         3,000     4,555,099       (964,271)
-------------------------                                    ===========   ===========   ===========   ===========    ===========

Issuance of 277,000 shares of common stock                           -             277           -         717,934            -
Issuance of 1,173,000 shares of common stock                         -             -           1,173     3,040,207            -
Unrealized gain on marketable securities                             -             -             -             -           16,225
Net loss for 1997                                                    -             -             -             -           (2,449)
Preferred dividends,                                                 -             -             -             -         (201,980)
                                                             -----------   -----------   -----------   -----------    -----------
BALANCE DECEMBER 31, 1997                                    $     1,000   $     3,373   $     4,173   $ 8,313,240    $(1,152,475)
-------------------------                                    ===========   ===========   ===========   ===========    ===========

                                                                 TOTAL
                                                             STOCKHOLDERS'
                                                                 EQUITY
                                                             -------------
BALANCE DECEMBER 31, 1995                                     $   367,044
-------------------------

Issuance of 3,000,000 shares of common stock                    2,132,799
Issuance of 450,000 shares of common stock                        312,000
Exercise of 500,000 common stock warrants, 1 for 1                    -
Issuance of 820,000 shares of common stock related to D.C.      1,523,320
     Partners acquisition
Unrealized gain on marketable securities                            1,350
Net loss for 1996                                                (569,546)
Preferred dividends,                                             (169,043)
                                                              -----------
BALANCE DECEMBER 31, 1996                                       3,597,924
-------------------------                                     ===========

Issuance of 277,000 shares of common stock                        718,211
Issuance of 1,173,000 shares of common stock                    3,041,380
Unrealized gain on marketable securities                           16,225
Net loss for 1997                                                  (2,449)
Preferred dividends,                                             (201,980)
                                                              -----------
BALANCE DECEMBER 31, 1997                                     $ 7,169,311
-------------------------                                     ===========


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996

                                                                                           12/31/97                     12/31/96
                                                                                        --------------               -------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
-----------------------------------------
Cash received from customers                                                            $  13,860,617                $  4,355,695
Cash paid to suppliers and employees                                                      (13,918,004)                 (4,961,716)
Interest paid                                                                                (147,253)                    (32,879)
Income taxes paid                                                                                   -                      (8,700)
                                                                                        --------------               -------------
Net cash used by operating activities                                                        (204,640)                   (647,600)
                                                                                        --------------               -------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
-----------------------------------------

Sale of fixed assets                                                                          548,250                     150,000
Cash acquired in acquisition                                                                        -                     199,259
Purchase of fixed assets                                                                     (806,983)                   (170,375)
Issuance of notes receivable                                                                 (295,000)                          -
Purchase of marketable securities and investments                                          (1,815,421)                 (2,394,045)
                                                                                        --------------               -------------
Net cash used by investing activities                                                      (2,369,154)                 (2,215,161)
                                                                                        --------------               -------------
CASH FLOWS USED FOR FINANCING ACTIVITIES:
-----------------------------------------

Proceeds from sale of CNTI and USIB preferred stock                                         5,205,800                   2,953,739
Costs associated with sales of stock and acquisitions                                      (2,082,072)                          -
Preferred dividends paid                                                                     (283,541)                    (73,043)
Payments on notes                                                                            (482,242)                     42,808
Ned advances to affiliates-stockholders                                                       111,310                     297,334
                                                                                        --------------               -------------
Net cash provided by financing activities                                                   2,469,255                   3,220,838
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    (104,539)                    358,077
-----------------------------------------

Cash and Cash Equivalents - January 1                                                         382,548                      24,471
-------------------------------------                                                   --------------               -------------

Cash and Cash Equivalents - December 31                                                 $     278,009                $    382,548
---------------------------------------                                                 ==============               =============

Net income (loss)                                                                       $      (2,449)               $   (569,546)

Issuance of common stock in exchange for legal and consulting services                              -                     267,000
Bad debts                                                                                      90,055                      37,253
Amortization and depreciation                                                                 336,162                      87,900
Gain on sale of assets                                                                        (10,000)                   (150,000)
Minority interest                                                                             (67,996)                     25,811
(Increase) Decrease in:
Accounts receivable                                                                          (550,589)                     12,892
Inventory                                                                                    (103,453)                     49,531
Other current assets and other assets                                                          88,973                    (427,482)
Increase (Decrease) in:
Deferred taxes                                                                                      -                     (19,100)
Accounts payable                                                                            (173,986)                      61,180
Accounts payable - affiliate                                                                        -                    (100,000)
Accrued expenses                                                                              (97,978)                     85,761
Income taxes payable                                                                                -                      (8,800)
Deferred Revenue                                                                              286,621                           -
                                                                                        --------------               -------------
Net cash used by operating activities                                                   $   (204,640)                $   (647,600)
                                                                                        ==============               =============


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996

                                   (continued)

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the years ended December 31, 1997 and 1996, the Company recognized an unrealized gain of $16,225 and $1,350, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased by $16,225 and $1,350 for the year ended December 31, 1997 and 1996, respectively.

Dividends of $201,980 and $169,043 were accrued and charged to retained earnings for the years ended December 31, 1997 and 1996, respectively.

During 1996, 250,000 shares of the Company's common stock were issued as payment for previously accrued legal fees totaling $45,000. Therefore, accounts payable was reduced by $45,000 and legal expenses were increased by $167,000 and common stock and additional paid in capital accounts were increased as a result of this non-cash transaction. Also, during 1996, 200,000 shares were issued as payment for consulting services totaling $100,000. Therefore, consulting expenses were increased by $100,000 and common stock and additional paid in capital accounts were increased as a result of this non-cash transaction.

Per the November 13, 1996 "Addendum to Plan Agreement of Reorganization and Capitalization" entered into between Century Industries, Inc. (the Company) and D.C. Partners, Ltd., Inc. (D.C. Partners), 820,000 shares of the Company's common stock were issued to D.C. Partners' former shareholders. The Agreement was further amended to replace the unpaid $2,000,000 remaining with a warrant for 727,273 shares of the Company's Class B common stock, valued at $2.75 per share with demand registration rights attached thereto, beginning December 31, 1997. In addition, the majority stockholder received 50,000 warrants for the Company's class A common stock for his efforts and costs incurred in completing this transaction. Such 50,000 warrants were valued at $1.25 each since that was the exercisable price. The Company purchased D.C. Partners' net assets of approximately $900,000, including the cash acquired of approximately $200,000 for a combination of cash and stock totaling $2,585,200. The Company did not acquire any identifiable intangible assets in conjunction with the purchase of D.C. Partners.

The Company acquired the following net assets during 1996 for cash and stock:

                                                                   1996
                                                                   ====
             Accounts Receivable                              $    926,000
             Marketable securities                                 307,000
             Equipment                                           1,662,000
             Deposits and Other Assets                           1,078,000
             Goodwill                                            1,510,000
             Accounts Payable and Accrued Expenses             (2,446,000)
             Long term debt                                      (756,000)
                                                              ------------
                                                              $  2,281,000
                                                              ============


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996

1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Century Industries, Inc. (the Company) (CNTI) was incorporated in the District of Columbia in 1993 and is the parent holding company for its subsidiaries, Century Steel Products, Inc., Scibal Associates, Inc., U.S. Insurance Brokers, Inc., and USIB Holdings Limited Partnership.

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

Scibal Associates, Inc. (Scibal), which is owned by USIB, operates as a third party claims administrator (TPA) processing a wide range of claim types including medical, workers' compensation, general liability, product liability, professional malpractice and other insurance claims for its clients throughout the United States. Scibal was acquired by USIB during 1996. This acquisition was accounted for by the purchase method of accounting. (See Note 2 below.)

USIB Holdings Limited Partnership (Holdings), was formed in late 1997 to act as an insurance holding limited partnership for the acquisition of Reinsurance Corporation of America, and/or to form a new Florida casualty insurance company so as to participate in the state of Florida Joint Underwriting Association Homeowners' Takeout Program. USIB is the General Partner, and David Scibal is a Limited Partner. Holdings was capitalized through the capital contribution of David Scibal's 727,273 Class B warrants, valued at $1,192,000, received as consideration from the sale of Scibal Associates to the Company, and a capital contribution of $808,000 by the Company. The Company is obligated to make further contributions required to finance future acquisitions, through the sale of securities. The transaction was non-dilutive in that management can now either cancel the underlying warrants, or apply them to the future Class B stock issuances used as consideration for funds which may be applied to the Company's growth. David Scibal will participate to the extent of 20% of any future profits, and the Company will receive 80%. However, his equity ownership is limited to 1% and the Company retained 99%.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Century Industries, Inc. and its subsidiaries, CSP, USIB, Scibal and Holdings in 1997 and CSP, USIB and Scibal in 1996. The Company owns approximately 85% of CSP's common stock and 100% of USIB's and Scibal's common stock. All material intercompany accounts and transactions have been eliminated. Minority interests in a subsidiary are recognized to the extent that the minority interests in equity capital are positive. When losses applicable to minority interests exceed minority interest in equity capital, the excess is charged against the Company's interest. Subsequent minority interest earnings are credited to the Company to the extent of minority interest losses previously absorbed. In the year of acquisition, a subsidiary's income and expenses are included in the consolidated statement of operations only to the extent of the post-acquisition activity.

Since Scibal was acquired by USIB on November 13, 1996 their results of operations are included in the consolidated statements of operations for the year ended December 31, 1996 to the extent of the post acquisition activity. Scibal's assets and liabilities as of December 31, 1996 are included in the related balance sheet. See Note 2 below for selected financial statement disclosures related to the Scibal acquisition.

ACQUISITIONS AND GOODWILL

The consolidated financial statements include the net assets of businesses purchased and recorded at cost, which was measured by the fair value of consideration given or net assets received, whichever was more clearly evident, at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired has been allocated to and is included in goodwill. Goodwill is amortized on a straight-line basis over 30 years. Management periodically reviews the business environment of its aquirees for potential impairment writedowns through evaluations based on fair values and in relation to the expected operating performance and future expectations of non discounted cash flows of the related businesses.

INVENTORY

Inventory consists primarily of raw steel products and is recorded at cost, on average cost basis.

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


SOFTWARE COSTS

Pursuant to Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, Scibal capitalized certain software development and production costs once technological feasibility had been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Scibal capitalized internal software development costs, related to new products reaching technological feasibility. At December 31, 1997 and 1996 Scibal capitalized software amounting to approximately $1,094,000 and $780,000, respectively. Capitalized software development and purchased software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs will be amortized based on the straight-line method over the estimated life.

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

REVENUE RECOGNITION

Steel Products

Revenue is recognized on steel products when the products are shipped to customers. Revenue is recognized on steel fabrication projects as contract line-item tasks are completed. Essentially, revenue and profit are recognized as fabrication on production in progressing to completion. Line item tasks are generally short-term in nature. Accordingly, expenses are recognized when incurred. Losses are recognized when reasonable estimates of the amount of loss can be made. The majority of sales are performed under contracts which are very specific and have provisions covering termination for non compliance with clear and specific terms for payments on work performed. No significant cancellations have ever occurred. The Company periodically reviews the credit, collection and sales allowance history and status of its customers and provides for potential losses.

Development Stage Insurance Operations

Commissions from insurance contracts generated by USIB are recognized as insurance premiums when collected by the insurance carriers.

Claims Administration

Scibal contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, Scibal will administer up to a specified number of claims. Scibal recognizes this revenue on a pro rata basis throughout the billing year. If less than the estimated number of claims is administered, Scibal is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, Scibal is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met. Included in other current assets is approximately $393,000 and $408,000 at December 31, 1997 and 1996, respectively, related to such "overage billings" captured from an analysis of claims' work in process. With respect to the earnings process and the recognition of revenue, the Company has actually processed this overage claims, however, billing could not be initiated until the end of the contract.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


CLAIMS ADMINISTRATION DEPOSITS

As a third party administrator, Scibal clients deposit funds with Scibal to administer the clients' claims. Scibal places these funds in various cash accounts set up solely for the purpose of paying that client's claims. The claims administration deposits are not held in trust and there is no management of the deposits for income. The claim's administration deposits approximating $4,000,000 at December 31, 1997 and 1996 are not included as assets in Scibal's financial statements.

DEFERRED ACQUISITION COSTS

Certain pre-operation, start-up costs and syndication fees incurred in connection with the development stage insurance operations are being capitalized until operations commence. When operations commence these costs will be amortized.

CASH

From time to time during the years ended December 31, 1997 and 1996, the Company maintained cash balances in excess of federally insured limits.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share is computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 6,500,000 and 4,820,000 for the years ended December 31, 1997 and 1996, respectively.

RECLASSIFICATIONS

Certain items in the December 31, 1996 consolidated financial statements have been reclassified, where appropriate, to conform with the December 31, 1997 presentation.

2)   ACQUISITION OF D.C. PARTNERS, LTD., INC.

On June 30, 1996, the Company entered into a "Plan and Agreement of Reorganization and "Capitalization" (Agreement) through its wholly-owned subsidiary U.S. Insurance Brokers (USIB), with D.C. Partners, Ltd., Inc. (D C. Partners). The Agreement called for the acquisition by USIB of D.C. Partners in two phases. The first phase, which was completed by September 30, 1996, was the purchase for $700,000 of 49% of the equity in D.C. Partners, Ltd., Inc. as represented by its Series B Common Stock. The Series B Common Stock, although representing 49% of the equity in D.C. Partners, had only 4.9% of the total voting power.

In the second phase of the acquisition, which was originally to be completed by June 30, 1997, the remaining equity and voting stock in D.C. Partners, Ltd., Inc., were to be surrendered to the Company in exchange for 820,000 shares of the voting common stock of the Company plus a cash payment of $3,000,000. On September 30, 1996, the Agreement was amended and the remaining stock purchased was accelerated. On November 13,1996 the Agreement was further amended to replace the unpaid $2,000,000 remaining with a warrant for 727,273 shares of the Company's Class B Common Stock, valued at $ 2.75 per share, with demand registration rights attached thereto, beginning December 31, 1997. In addition, the majority stockholder of D.C. Partners received 50,000 options for his efforts and costs incurred in completing this transaction.

D.C. Partners owned Scibal Associates, Inc. (Scibal) and on December 30, 1997, D.C. Partners was merged into USIB with Scibal surviving and continuing the claims administration operations. USIB survived as the parent company of Scibal and D.C Partners was dissolved as required by the "A" Reorganization Requirements of the Internal Revenue Code.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


PRO FORMA INFORMATION

The following unaudited pro forma information purports to show the effects on financial position at of Scibal occurred at the beginning of the period. This unaudited pro forma information is based on historical financial position and results of operations, adjusted for acquisition costs and amortization of goodwill, and is not necessarily indicative of what the results would have been had the Company operated

          STATEMENTS OF OPERATIONS
        FOR THE YEAR ENDED 12/31/96                      Historical                               PRO FORMA
                (UNAUDITED)                       Century        Scibal (b)      Adjustments      COMBINED
                -----------                       -------        ----------                       --------
Revenues                                       $ 2,676,306      $10,718,163      $        -      $13,394,469
Cost of sales                                    1,964,963        5,414,967               -        7,379,930
                                               ------------     ------------     -----------     ------------
       Gross Profit                                711,343        5,303,196               -        6,014,539
Operating expenses                               1,149,456        4,686,316         133,750  (a)   5,969,522
Other (income) expense                            (123,044)         575,342               -          452,298
                                               ------------     ------------     -----------     ------------
Income (loss) before income taxes                 (315,069)          41,538        (133,750)        (407,281)
Income tax provision (benefit)                     (41,700)          15,000               -          (26,700)
                                               ============     ============     ===========     ============
Income (loss) before extraordinary item        $  (273,369)     $    26,538      $ (133,750)     $  (380,581)
                                               ============     ============     ===========     ============


(a)    The adjustments to operating expenses include the following items:
              Acquisition costs                $ 80,000
              Goodwill amortization              53,750
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

At December 31, 1996, assuming the acquisition of Scibal occurred at the beginning of 1996, the Company's balance sheet would have $44,800 more accumulated amortization of goodwill, total assets would be $44,800 less and retained deficit would be $44,800 higher. Tax effects would be minimal, as the related increases in deferred tax assets would be offset by a deferred tax asset valuation allowance.

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

Proceeds from the sale of USIB's preferred stock were used for the acquisition of D.C. Partners as well as to support the development stage activities of USIB. USIB has recorded as deferred offering costs, the expenses incurred in connection with this stock offering. Such costs will be charged against the proceeds of the offering when it was completed.

USIB's preferred stock was converted to Class B common stock of the Company in accordance with, and upon completion of USIB's preferred stock offering. Class B common stock of the Company has one hundredth (1/100) vote per share, while Class A common stock has one (1.00) vote per share.

In 1997, the Company issued an additional 1,173,350 Class B common shares to USIB's preferred stockholders.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


4)   INCOME TAXES

The provision (benefit) for taxes consists of the following:

                                           1997           1996
                                        ---------       ---------
          Current                       $    -          $    -
                 Federal                     -               -
                 State                       -               -
          Deferred                           -           (41,700)
                                        ---------       ---------
                                        $    _          $(41,700)
                                        ---------       ---------

Deferred tax assets resulted primarily from the Company's net operating loss of approximately $670,000 at December 31, 1997 and 1996. The net operating losses are available to offset future taxable income. The related deferred tax asset of $262,000 has been reduced by a valuation allowance of $100,800. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from charitable contributions available to offset future taxable income. The net operating loss carryforward will expire in 2012, and the charitable contribution carryforward will expire in 2000.

Net deferred tax assets consisted of the following at December 31:

                                                                1997                  1996
                                                                ----                  ----
         Total deferred tax liabilities                      $     -               $    -
         Total deferred tax assets                              262,000              262,000
         Total valuation allowance                             (100,800)            (100,800)
                                                             ----------            ---------
                                                             $  161,200            $ 161,200
                                                             ==========            =========

Of the net deferred tax assets at December 31, 1997 and 1996, $9,000 were included in other current assets, and $152,200 were included as other assets, respectively.

5)    RELATED PARTY TRANSACTIONS

During the year ended December 31, 1996, USIB advanced approximately $190,000 to stockholders-officers of the Company and an affiliated party, and received repayments totaling approximately $102,000. Such advances are non-interest bearing.

For the year ended December 31, 1997 and 1996 an officer of USIB received approximately $1,200,000 and $700,000, respectively, for services provided as selling expenses in issuing shares of preferred stock of USIB. Equity was reduced by this amount as a direct cost of issuing the stock.

On October 29, 1996, USAOCA was merged into a corporation that is an affiliate of a stockholder-officer of the Company. Such merger included the transfer of USAOCA's net loss carryforwards of approximately $113,000. There was no consideration received by the Company in this transaction.

Scibal has a minority stock position in a corporation, which owns an office building. For a portion of both 1997 and 1996 the office building was vacant, during which time Scibal funded the debt service and maintenance costs of the property, which has been recorded as a receivable. The property is for sale, and Scibal feels that its receivable will be collected when it is sold.

The Company incurred $100,000 of consulting fees from an affiliated company in 1994. The fees pertained to an unsuccessful business acquisition attempt and were included in accounts payable at December 31, 1995. Such debt was forgiven and cancelled effective December 31, 1996. This item is shown on the consolidated statements of operations as an extraordinary item related to debt restructuring in 1996.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


6)    LINE OF CREDIT

Scibal maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at December 31, 1997 totaled $125,000, which is due on demand with interest at prime plus 1%.

7)    LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                              1997                1996
                                                                              ----                ----
         $500,000 note payable, due in equal monthly payments
         of $8,333 plus interest at prime plus 1% for sixty (60)
         months due through August 2001, secured by all assets
         of Scibal.                                                         $383,362            $483,333

         $250,000 guidance note to finance new capital
         expenditures, due in equal monthly installments plus
         interest at prime plus 1% for thirty-six (36) months,
         secured by all assets of Scibal.                                    203,927             255,783

         Scibal has a $27,500 note payable due in monthly
         installments of $691 including interest at a rate of 9.5%
         per annum for forty-eight (48) months through August 2000.           19,912              25,905

         CSP has a note dated July 1995, maturing December 2001.
         Monthly payments are required consisting of principal of
         $4,000 plus accrued interest at 1.5% over prime. The note
         is secured by all of CSP's assets and is guaranteed by a
         stockholder-officer.                                                190,000             242,000
                                                                          ----------          ----------

                                                                             797,201           1,007,021

                   Less:  Current portion                                    264,307             243,569
                                                                          ----------          ----------
                          Long term portion                               $  532,894          $  763,452
                                                                          ==========          ==========

Future minimum payments on long-term debt as of December 31, 1997 are as follows:

         1998                                                               $255,127
         1999                                                                243,264
         2000                                                                166,711
         2001                                                                132,099
                                                                          ----------
                                                                            $797,201
                                                                          ==========

Interest cost, none of which was capitalized, was approximately $151,500 and $39,100 for the years ended December 31, 1997 and 1996, respectively.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


8)   COMMITMENTS AND CONTINGENCIES

Building Leases

The company and its subsidiaries lease office space and transportation vehicles under various operating leases expiring through October 2002.

Future minimum payments under these leases are as follows:

         1998                                                                 $  459,120
         1999                                                                    489,258
         2000                                                                    514,407
         2001                                                                    232,685
         2002                                                                    109,810
                                                                              ----------
                                                                              $1,805,280
                                                                              ==========

Net rent expense was approximately $580,500 and $204,100 for the years ended December 31, 1997 and 1996, respectively.

Obligations Under Capital Leases

The Company is the lessee of equipment under capital leases expiring in May 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

Following is a summary of property held under capital leases:

         Computer equipment                                                      $ 438,739
         Less:  Accumulated depreciation                                          (180,212)
                                                                                 ---------
                                                                                  $258,527
                                                                                 =========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

         1998                                                                    $108,000
         1999                                                                     108,000
         2000                                                                      45,000
         --------------------------------------------------------------------------------
Total minimum lease payments                                                      261,000
Less:  Amount representing interest                                               (22,148)
                                                                                 --------
Present value of net minimum lease payments                                      $238,852
                                                                                 ========

The interest rate on capitalized leases range from 0.0% to 8.5% and is imputed based on the lower of the incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Effective January 1, 1997, the Company adopted a key Employee Stock Option Plan
(ESOP). There was no activity in the ESOP during 1997.

Scibal has in effect a 401 (k) Plan covering substantially all eligible employees for the year ended December 31, 1997. Scibal elected not to match payment of certain before tax contributions made by employees during 1997.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


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

10)   INVESTMENTS

The Company has interests in certain long-term investments, which are carried at cost. Included in the balance of investments at December 31st is the following:

                                                             1997           1996
                                                          ---------      ---------
Investment in third party administrative Company          $  30,000      $  45,000
Marketable securities investment funds                      201,532         67,500
Investment in third party administrative Company                -           57,500
Investment in CNTI common stock by CSP                       12,307            -
Investment in construction Joint Venture by CSP              77,813            -
Investment in an insurance related Joint Venture            300,000            -
                                                          ---------      ---------
                                                          $ 621,652      $ 170,000
                                                          ---------      ---------

The Company has an investment in the Roc Shores/Century Industries, Inc. Limited Partnership, a District of Columbia Limited Partnership, wherein its interest is 45%. This Limited Partnership was formed in 1997 to purchase and own Century (Overseas) Insurance Co., S.A., a Dominican Republican captive insurance company, which has been effected. The insurance captive has appointed USIB as its Managing General Agent for North America. The General Partner is Roc Shores Investments, Ltd. The captive insurance company is presently in its development stage.

The Company's subsidiary, Century Steel, has a 45% interest in the Partnership Management Corporation/Century Steel Products Limited Partnership, formed between Century Steel and Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor. Partnership Management Corporation is the General Partner. The Limited Partnership is constructing a private school in Springfield, VA, using Century Steel's products. The Limited Partnership has leased office and warehouse space from Century Steel. Century Steel has sold its equity in its heavy equipment to the Limited Partnership and has leased its necessary production capacity back.

11)   DUE FROM RELATED PARTIES

This represents advances made to various related parties. These advances are non-interest bearing and have no specific repayment terms.

12)   ADVANCES FROM STOCKHOLDERS

At December 31, 1997 and 1996, $179,600 and $200,000 were advanced from a stockholder to Scibal as a loan for working capital purposes with no specific repayment terms. Such advance is non-interest bearing.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


13)   MAJOR CUSTOMERS

During 1997, one customer accounted for approximately 16% of revenues. During 1996, two customers accounted for approximately 20% of revenues

14)   STOCKHOLDERS' EQUITY

CSP declared dividends to its preferred stockholders in the amount of $7,800 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, dividends of $1,950 were accrued but unpaid.

USIB declared dividends to its preferred stockholders in the amount of $194,180 and $161,243 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997and 1996, dividends of $14,440 and $96,000, respectively, were accrued but unpaid.

Shares of common stock were reserved at December 31, 1997 for the following:


                                                                        Class A           Class B
                                                                        -------           -------
         Conversion of a warrant for 1,000,000
         shares into CNTI Class A common shares                        1,000,000

         Conversion of a warrant for 200,000
         shares into Class A common shares                               200,000


         Conversion of a warrant for 50,000
         shares into CNTI Class A common shares                           50,000

         Conversion of 270, 834 warrants into
         CNTI Class A common shares                                      270,834

         Conversion of a warrant for 300,000
         shares into CNTI Class B common                                                   300,000
         shares                                                        ---------         ---------
                                                                       1,520,834           300,000
                                                                       ---------         ---------

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


Shares of common stock were reserved at December 31, 1996 for the following:


                  Conversion of 1,000,000 shares CNTI
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
                                                                       =========         =========


15)  BUSINESS SEGMENT INFORMATION

Segment information for the years ended December 31, 1997 and 1996 as follows:

                                     Development
                          Steel         Stage        Claims       Parent        Total
1997                     Products     Insurance    Processing     Company        CNTI
-----------------------------------------------------------------------------------------
Revenues               $ 4,421,636    $      -     $9,989,570    $      -     $14,411,206

Operating
Income (loss)          $    23,969    $ (584,547)  $  756,804    $  (71,127)  $   125,099

Identifiable Assets    $ 1,224,613    $3,445,780   $5,595,073    $  793,374   $11,058,840

-----------------------------------------------------------------------------------------
1996
----
Revenues               $ 2,676,306    $      -     $1,672,720    $      -     $ 4,349,026

Operating
Income (loss)          $    89,782    $ (397,885)  $  (83,843)   $ (322,339)  $  (714,285)

Identifiable Assets    $   886,478    $2,493,862   $4,048,365    $  572,543   $ 8,001,248

-----------------------------------------------------------------------------------------

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


16)   SUBSEQUENT EVENTS

The Company entered into two Letters of Intent with a NASD Member Firm on March 5, 1998, the first of which covers the private placement of $7,000,000 of the Company's $10.00 par value Senior Callable convertible preferred shares, the proceeds of which are earmarked for the capitalization of the new Florida casualty insurance company. The second Letter of Intent covers the subsequent registration of $12,000,000 - $ 15,000,000 of additional Senior Callable $10.00 par value convertible preferred shares, the proceeds of which are generally intended for additional insurance related acquisitions.

USIB Holdings, LP subsumed a registration of the Company's convertible preferred stock registered with the New York State Department of Law, nunc pro tunc, ab initio, dated from the original registration effective date. This subsumation replaces the Company's registration with a registration of USIB Holdings LP Convertible Units to the Company's Class B common stock at the same conversion rate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Company's presently engaged accountants, Correa, Berger & Associates, CPA's, 67 Wall St., 2nd Floor, New York. NY 10005 who have audited the Registrant, Century Steel Products, Inc. (CSP), U.S. Insurance Brokers, Inc. (USIB), Scibal Associates, Inc., and USIB Holdings LP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Directors, Executive Officers, and their ages are:

    Name                     Position                                   Age
--------------------     -------------------                            ---
David A. Scibal              Chairman                                   44

Mr. Scibal Mr. Scibal serves as Chairman of the Board of the Company, President and Chief Executive Officer of Scibal Associates and as CHAIRMAN OF USIB. He began his insurance career in 1970 with Scibal Adjustment Bureau, a family owned, independent adjusting firm. He founded Scibal Associates in 1984. Mr. Scibal is a member of the Loss Executives Association, the National Association of Independent Insurance Adjusters and was Treasurer of the International Institute of Loss Adjusters. He is listed in "Who's Who in Industry and Finance", as well as "Who's Who in Insurance".

Joel M. Gundersheimer        Director                                   53

Mr. Gundersheimer was the founder of Century Steel Products, Inc., the Company's subsidiary, and functioned as its President since 1979 until 1996. He still functions as a Director of Century Steel Products, Inc.

Theodore L. Schwartzbeck     Director, President, Treasurer             35

Mr. Schwartzbeck became President of the Company in 1996. He has served as a Director since its inception. He has further served as the Executive Vice President of Century Steel Products, Inc, since 1986, and became its CEO in 1996.

Joseph P. DeAlessandro       Director                                   67

Mr. DeAlessandro began his casualty insurance career in the 1940's. He was formerly Chairman of Gulf Insurance Company, Atlantic Insurance Company and Select Insurance Company. He also served as Chairman of the Board of Brookstone Insurance Company, and served as Vice President of American International Group, Director and President of National Union Fire Insurance Company and Executive Vice President and Director of American Home Insurance Company. Mr. DeAlessandro was also Vice Chairman of American International Group Specialty Agencies, Inc., and Vice Chairman of American International Group Political Risk, Inc. He served as President and Director of American International Group Entertainment, as well as President and Director of American International Group Global Assistance, Inc.

Presently, Mr. DeAlessandro is President and Chief Executive Officer of Rutgers Casualty Insurance Company; President and Chief Executive Officer of Kentucky National Insurance Company; Chairman, President and Chief Executive Officer of Holly Hill Limited; Chairman, President and Chief Executive Officer of DeAlessandro and Associates, American European Group, United International Insurance Company, the Company, and is Director and Chairman of the Executive Committee of St. Joseph's School.

A. Jay Pignatello            Director, Vice President, Assistant Secretary    29

Mr. Pignatello joined the Company in March, 1996 to act as the Director of Shareholder Relations. He graduated from the University of Pennsylvania in 1992 and subsequently worked as a legal assistant in two major Washington, DC law firms.

The above Directors are all elected annually, and Messrs. Schwartzbeck, and Gundersheimer have served since the inception of the Company in December of 1992. Mr. Scibal has served since 1996. Mr. DeAlessandro and Mr. Pignatello have served since 1997. All of the Directors were appointed to serve for the calendar year of 1997 and through 1998 at the 1997 annual meeting. Ted Schwartzbeck has also served as Vice President of CSP since 1985 and President of CSP since 1996, and President of USIB since 1995. Mr. Scibal remains as CEO of Scibal Associates.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Officers, who also serve as Directors of the Company, do not receive compensation from the Company. Mr. Schwartzbeck receives his compensation as President and CEO of Century Steel Products, Inc. and Mr. Scibal receives his compensation as Chief Executive Officer of Scibal Associates, Inc. They do not receive any compensation as Officers or Directors of the Company. Mr. Gundersheimer receives his compensation as a Director of CSP. Mr. DeAlessandro owns his own insurance business.

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------
Century Industries, Inc.
Name and                                                    Restricted     All
Position                 Year   Salary   Bonus  Other($)    stock awards   Other
---------------------------------------------------------------------------------
David Scibal  Chairman   1997     -0-     -0-     -0-            -0-        -0-
J.M. Gunder     1996     -0-      -0-     -0-     -0-            -0-        -0-
Ted Beck        1996     -0-      -0-     -0-     -0-            -0-        -0-
---------------------------------------------------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

---------------------------------------------------------------------------------
All 5% persons:
                          Name of               Amount of
                          Beneficial            Beneficial
  Title of Class            Owner                 Owner     Percent of Class
----------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder            349,501         10 %
        "     "           Ted L. Schwartzbeck    347,167         10 %
        "     "           David Scibal           760,000         22 %
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Management 5% persons and affiliates/control persons:
                           Name of              Amount of
                          Beneficial            Beneficial
 Title of Class             Owner                 Owner     Percent of Class
----------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder             349,501          10 %
        "     "           Ted L. Schwartzbeck     347,167          10 %
        "     "           Richard Campanaro        58,000          02 %
        "     "           David Scibal            760,000          22 %
        "     "           Steven Scibal            60,000          02 %
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Management Class A warrants:
     If the 520,834 outstanding Class A common stock warrants owned by the
Executive Officers and their affiliates were exercised at $.01 per share, the
Company would have 3,893,514 shares outstanding, on a fully diluted basis. The following share amounts and percentages would then apply:
                            Name of          Amount of
                            Beneficial       Beneficial    Common Stock
 Title of Class               Owner            Owner       Percent of Class
---------------------------------------------------------------------------
Class A Common
  "   "    "               J.M. Gunder        484,918         12 %
  "   "    "               Ted Beck           482,584         12 %
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
  "   "    "               David Scibal       785,000         20 %
  "   "    "               Eric Arlt          200,000          5 %
     If the 1,000,000 outstanding Class A common stock warrants owned by the
USIB Trust* were exercised at $.01, the Company would have 4,893,514 shares outstanding, on a fully diluted basis. The following share amounts and percentages would then apply:
                           Name of           Amount of
                           Beneficial        Beneficial    Common Stock
 Title of Class              Owner             Owner       Percent of Class

Class A Common
  "   "   "                USIB Trust       1,000,000         20 %
  "   "   "                J.M. Gunder        484,918         10 %
  "  "    "                Ted Beck           482,584         10 %
  "  "    "                David Scibal       785,000         16 %
  "  "    "                Eric Arlt          200,000          4 %
*  The USIB Trust cannot exercise their warrants until USIB contributes $.10 per share to the Company's consolidated earnings.
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
Class B Warrants:

     If the 300,000 outstanding Class B common stock warrants were issued to affiliates, (1 vote for each 100 shares) convertible on a 1 for 1 basis, at various exercise prices from $1.25 - $2.00 per share, the Company would have 4,473,680 Class B shares outstanding, on a fully diluted basis. If the Company were to convert the 727,273 warrants* originally issued to David Scibal to Class
B shares, the Company would have 5,200,953 Class B shares outstanding, and the following additional share amounts and percentages would apply:

                            Name of                  Amount of
                            Beneficial               Beneficial    Common Stock
   Title of Class            Owner                     Owner        Percentage
   Class B Common
   "     "    "           Eric Arlt                   300,000          6 %
   "     "    "           David Scibal                727,273         14 %
*  These Class B warrants are now the property of USIB Holdings LP, and
Management intends to apply these warrants towards the ultimate conversion of certain USIB Holdings convertible LP Units presently outstanding. These Units are not convertible until 1999.
---------------------------------------------------------------------------------

The 300,000 restricted Class B warrants issued to Eric Arlt are exercisable at prices ranging from $1.25 to $2.00.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

USIB and David Scibal formed USIB Holdings LP in 1997 to provide a go forward basis for future acquisitions. David Scibal, the Chairman, contributed the 727,273 Class B warrants he received in consideration for his DCP shares in 1996 as capital, and the Company contributed $808, 000 in cash to the LP. USIB is the General Partner, and Mr. Scibal is a Limited Partner. USIB will receive 80% of all profits realized in the future, and Mr. Scibal will receive 20%. Mr. Scibal's Class B warrants were valued at $1,192,000.

The Company has entered into a management agreement with Century Property & Casualty Management Co., owned by Joseph P. DeAlessandro. The management company will manage the proposed Florida property and casualty insurance company the Company plans to form and subsequently capitalize to participate in the State of Florida JUA Homeowners TakeOut Program described in detail above. Mr. DeAlessandro is considered as an outside director, and is not a 5% shareholder of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Century Industries, Inc.
                                  (Registrant)

Date: April 15, 1998      By:  \S\   Ted L. Schwartzbeck
                                  -----------------------------------
                                     Ted L. Schwartzbeck
                                     President/CEO/Director/Treasurer

Date: April 15, 1998      By:  \S\   David A. Scibal
                                  -----------------------------------
                                     David A. Scibal, Chairman

Date: April 15, 1998      By:  \S\   A. Jay Pignatello
                                  -----------------------------------
                                     A. Jay Pignatello
                                     Vice President/Director

                                INDEX TO EXHIBITS

The following Exhibits are attached as required by Small Business Issuers:

(l)    Underwriting agreement. Not applicable.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

(3) Articles of Incorporation and by-laws. Incorporated by reference through previously filed 10-K's.

(4) Instruments defining rights of holders. Incorporated by reference through previously filed 10-K's.

(5)    Opinion re legality. Not applicable.

(6)    Opinion re liquidation preference. Not applicable.

(7)    Opinion re liquidation preference. Not applicable.

(8)    Opinion re tax matters. Not applicable.

(9)    Voting trust agreement. Not applicable.

(10)   Material contracts. Filed as 1996 8-K's.

(11) Statement re computation of per share earnings. See profit & loss income statement audited financials Item 13 herein.

(12)   Statement re computation of ratios. Not applicable.

(13) Annual or quarterly reports, Form 10-Q or quarterly report to security holders. Not applicable.

(14)   Material foreign contracts. Not applicable.

(15)   Letter re unaudited interim financial information. Not applicable.

(16)   Letter or change in certifying accountant. Not applicable.

(17)   Letter re director resignation. Not applicable.

(18)   Letter re change in accounting principles. Not applicable.

(19)   Report furnished to security holders. Not applicable.

(20)   Other documents or statements to security holders. Not applicable.

(21)   Subsidiaries of the registrant. Attached as Exhibit (21).

(22) Published report regarding matters submitted to vote of security holders. Not applicable.

(23)   Consents of experts and counsel. Not applicable.

(24)   Power of attorney. Not applicable.

(25)   Statement of eligibility of trustee. Not applicable.

(26)   Invitations for competitive bids. Not applicable.

(27)   Financial data schedule. Not applicable.

(28) Information from reports furnished to State Insurance Authorities. Not applicable.

(29)   Additional Exhibits. Not applicable.