Form 10KSB40/A
period 1997-12-31
CENTURY INDUSTRIES INC /DC/
filed 1998-04-23
CIK 355701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    10-KSB/A
                             (Dated April 22, 1998)

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

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, par value $.001 per share

                                              Name of each exchange on
Title of each class                           which registered
---------------------------------------       --------------------------------
Century Industries, Inc. Class A common       Philadelphia Stock Exchange-PHLX
Century Industries, Inc. Class B common       Philadelphia Stock Exchange-PHLX


Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001 per share

                                              Name of each exchange on
Title of each class                           which registered
-------------------                           ------------------------

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

         The Registrant hereby amends the Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1998, after consultation with its Auditor, Correa Berger & Associates, CPA's, PLLC.

         Registrant, having filed the referenced Form 10-KSB, was advised after such filing that the audit of the financial statements included in Item 7 Financial Statements of the filed Form 10-KSB had not been completed at the time of such filing and accordingly such financial statements required by Item 310(a) of Regulation S-B were not to be considered and should not be relied upon as audited.

         Registrant has no disputes or differences with its Auditor, and intends to file an amended Form 10-KSB/A reflecting audited financial statements as soon as possible.





In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Century Industries, Inc.
                                           (Registrant)





Date: April 22, 1998      By:  \S\ Ted L. Schwartzbeck
                                   --------------------------------
                                   Ted L. Schwartzbeck
                                   President/CEO/Director/Treasurer





Date: April 22, 1998      By:  \S\ A. Jay Pignatello
                                   --------------------------------
                                   A. Jay Pignatello
                                   Vice President/Director