Form 10KSB40/A
period 1997-12-31
CENTURY INDUSTRIES INC /DC/
filed 1998-05-05
CIK 355701

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                    10-KSB/A
                              (Dated May 4, 1998)

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Calendar Year Ended December 31, 1997

                         Commission File Number: 0-9969


                            CENTURY INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   District of Columbia                                           54-1666769
-------------------------------------------------------------------------------------
(State or other jurisdiction of                                  (I.R.S. Employer
incorporation of organization)                                   Identification No.)

        45034 Underwood Lane
           Sterling, Va.                                                   20166
-------------------------------------------------------------------------------------
(Address of principal executive offices)                                (Zip Code)

      Registrant's telephone number, including area code: (703) 471-7606.

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, par value $.001 per share

                                                           Name of each exchange on
           Title of each class                             which registered
     ---------------------------------                     --------------------------------
Century Industries, Inc. Class A common                    Philadelphia Stock Exchange-PHLX
Century Industries, Inc. Class B common                    Philadelphia Stock Exchange-PHLX


Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001 per share

                                                           Name of each exchange on
     Title of each class                                  which registered
--------------------------------------                    -----------------------------
Century Industries, inc. Class A Common                   NASDAQ Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      (1) Yes   X        No ____
                                                              -----
                                                       (2) Yes  X       No ____
                                                               ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained in any amendment to
this Form 10-KSB.   X
                    -
Issuer's consolidated revenues for 1997 were $ 14,862,366.

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

                                     PART I

Item 1. Description of Business

                   Century Industries, Inc. (Holding Company)

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

The Company additionally acquired U.S. Insurance Brokers, Inc. ("USIB") in 1995, and DC Partners, Ltd. and its wholly owned subsidiary, Scibal Associates, Inc., in 1996. The Company acquired USIB 1,000,000 shares of convertible preferred stock convertible to 1,000,000 shares of Class A common stock of the Company, and acquired DCP/Scibal for $1,700,000 cash, 820,000 shares of Class A stock a warrant for 727,273 shares of Class B stock and a warrant for 50,000 shares of Class A stock exercisable at $1.25 per share. The cash for the DCP acquisition was provided through a privately placed Regulation D convertible preferred stock offering of the Company's USIB subsidiary, convertible to Class B common shares of the Company. The Company has exchanged Class B shares for that convertible preferred stock.

The Company's affiliate, USIB Holdings LP, subsequently exchanged during 1997 a 20% interest in the Partnership with David Scibal, the original shareholder of DCP/Scibal, for his 727,273 Class B warrants. The Company's subsidiary, USIB, is the General Partner of USIB Holdings LP.

The Company's Class A shares were listed on the Philadelphia Stock Exchange in October, 1997, and the Company promptly filed a Form 10-SB covering the Company's Class B shares which were to be exchanged with the USIB private preferred shareholders. Upon the effective date of the Form 10-SB filing, the Company exchanged its Class B common shares for the convertible preferred shares of its USIB subsidiary in order to provide exchange listed shares to the private USIB shareholders. Consistent with that exchange, the Company retained two NASD member firms to assist the Class B shareholders with the sale of their shares.

The Company essentially functions as a public holding company for its operating subsidiaries, without any operations of its own, other than obligations to pay its legal, accounting, and stock transfer agent expenses, and provide acquisition and shareholder related record keeping responsibilities and concomitant incurred costs on behalf of its subsidiaries, which are defrayed through management fees charged to its subsidiaries. These functions and responsibilities are generally associated with the Company's fully reporting and disclosure requirements.

Other Equity Line Limited Partnership Investments in Non Consolidated Limited Partnerships

The Company has an investment in the Roc Shores/Century Industries Limited Partnership, a District of Columbia Limited Partnership, wherein the Company's interest is 45%. The partnership was formed in 1997 to purchase and own Century (Overseas) Insurance Co., S.A., a Dominican Republic captive insurance company, which purchase has been effected. The insurance captive has appointed US Insurance Brokers, Inc. as its Managing General Agent for the USA. The General Partner is Roc Shores Investments, Ltd. The captive insurance company is presently in its development stage.

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

These investments are not significant in that they represent less than 10% of the Company's or its applicable subsidiary's assets and any share of the limited partnership income therefrom presently represents less than 10% of the Company's revenues.

A detailed description of the business of the subsidiaries is as follows:

                          Century Steel Products, Inc.

The Company's steel fabricating subsidiary was founded in Sterling, Va., at its present address in 1979, in the vicinity of Dulles Airport. Additional equipment was purchased over subsequent periods from the sale of privately placed shares to four shareholders and from profits. In 1989 CSP repurchased all but 16% of CSP's shares, which are owned by one shareholder, a partner in Superior Steel Co., which shares an industrial building with CSP and buys CSP steel products.

In 1992 CSP began bidding on several "site installation fabrication projects", and business again began to increase. Heretofore CSP was a supplier of steel products to subcontractors who bid those projects. In this instance CSP seized the opportunity to become the subcontractor as well as the fabricator, to gain an additional profit margin. The demand for fabricated steel product has remained strong.

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

A central element of CSP's competitive strategy in fabricating steel products is a highly integrated manufacturing operation. This process begins with leveling steel coils, at weights in excess of 30 tons (60,000 lbs.) to specific customer length requirements. This steel can then be relocated within the plant by one of seven overhead cranes to the shearing stations. At CSP's facility, steel up to 3/4" of an inch thick can be precision cut to smaller component shapes, within .0625" precision tolerances of a customer's requirements. The steel will then be moved to one of the press stations, where operations vary from simple cold forming at 90 degree angles, to the utilization of a 650 ton press for multi hole locations and intricate forming to varying degrees. Finally, material can be painted and loaded for delivery.

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

Employees

CSP employs approximately 40 persons. CSP is a merit shop (non union), and as such is not vulnerable to union demands or the possibility of strike. In an industry plagued with high employee turnover, management is proud of the fact that the average length of employment of CSP personnel is 10 years, and that employee loyalty is substantial.

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

Limited Partnership Investment

In 1997 CSP acquired a 45% profit sharing interest in the Partnership Management Corporation/Century Steel Products Limited Partnership in the District of Columbia. Partnership Management Corporation is the General Partner, and its affiliate, Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor is the other Limited Partner. The LP commenced the construction of the Accotink School in the 3rd quarter 1997, and realized revenues exceeding $200,000 during the 4th quarter. CSP leases office and warehouse space to the Partnership Management/Century Steel, LP at its premises, and CSP has sold its equity in its fabrication equipment to this limited partnership and leased it back for its own production runs. CSP's investment is less than 10% of its assets, and is therefore insignificant.

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

USIB's 1998 Additional Business Plan

Century Industries has entered into 2 Letters of Intent with an NASD member firm, the first of which offers a Private Placement of $7,000,000 of preferred stock, and in the second instance a public offering of $12-$15,000,000 of preferred stock. The proceeds of the Private Placement are earmarked for the capitalization of a new Florida Insurance Company, which will take advantage of the Florida Joint Underwriting Association's HomeOwners TakeOut Program described elsewhere herein. USIB will be the Managing General Agency (MGA) for the new Florida insurance subsidiary.

The $40,000,000 first year revenue projections for the new Florida insurance subsidiary provide for a $2,000,000 service fee for USIB as the MGA. USIB will facilitate the liaison and agency plant supervision for the Florida insurance agents providing the sales for the Florida insurance subsidiary. USIB will also be responsible for cross marketing the sale of other insurance products to the Florida home owners it will already be insuring. These products will include automobile and accident & health insurance.

USIB, organized in April 1995 under the laws of the District of Columbia, has its principal executive offices at 1155 Connecticut Ave., N.W., Suite 300, Washington, D.C., 20036 and its telephone number is (202) 965-6555. It has administrative offices at 11708 Bowman Green Drive, Reston, Virginia 20190.

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

The insurance departments also require that the various insurance carriers represented by USIB appoint USIB with the various state insurance departments. All insurance agents are regulated by the states, rather than the federal government. State regulation provides for licensing of insurance agents, the setting of rates and commissions, and insurance company and agency/agent
conduct and practices.   To date, USIB is corporately and individually licensed
to do business in Virginia, Maryland, North Carolina, Wisconsin and Tennessee.

                               USIB Holdings, LP

USIB Holdings LP was formed in 1997 for the purpose of acting as an insurance holding entity for the acquisition of Reinsurance Corporation of America (RCA) and/or the formation of the new proposed Florida insurance subsidiary which management plans to have participate in the State's JUA Homeowners TakeOut Program.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could, through this entity, utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the go forward business plan as capital. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor rather than exercise and sell the Class B shares underlying his warrant based upon his demand registration rights which originally attached to his warrants.

It is standard practice in the insurance industry today to operate an insurance holding entity when owning an insurance company subsidiary, as legislation enacted through various states and codified through the administrative regulations of the NAIC (National Association of Insurance Commissioners) has provided for such formations and the application of those rules in practice has proven favorable to the industry.

The limited partnership will also provide favorable tax advantages to the Company in that earnings upstreamed to the holding entity by the proposed insurance company can be upstreamed to the Company without being taxed in the holding entity (USIB Holdings, LP) prior to being booked as consolidated income by the parent holding company, Century Industries, Inc.

The USIB Holdings, LP is being managed and operated by USIB as its General Partner, and thus the information regarding USIB as explained herein will again satisfy most of the informational requirements of the USIB Holdings, LP.

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

USIB Holdings Limited Partnership

The USIB Holdings Limited Partnership was formed in 1997 to act as an insurance holding limited partnership for the acquisition of Reinsurance Corporation of America, and/or to form a new Florida casualty insurance company so as to participate in the State of Florida Joint Underwriting Association (JUA) Homeowners TakeOut Program. USIB is the General Partner and David Scibal is a Limited Partner. The limited partnership was capitalized through the capital contribution of David Scibal's 727,273 Class B warrants, valued at $1,192,000, received as consideration from the sale of Scibal Associates to the Company, and a capital contribution of $808,000 by the Company. The $808,000 was subsequently invested by the LP into Scibal Associates, Inc. The Company is obligated to make the further contributions to the Limited Partnership required to finance the future acquisitions, through the sale of securities.

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

USIB  Office Facilities

USIB operates its offices at 1155 Connecticut Ave. N.W. Suite 300, Washington, DC, 20036, and 11708 Bowman Green Drive, Reston, VA 20190. Management believes that USIB's facilities are suitable and adequate for their intended uses.

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

The proposed Florida insurance company is projected to have first year revenues of $40,000,000, and first year's earnings are projected at $3,800,000, exclusive of the revenues and profits it is expected to generate for both Scibal Associates and USIB. Sixteen insurance companies have participated in The Florida JUA Program to date, and claims have averaged 25% of net premiums after reinsurance costs.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   Century Industries, Inc. in Consolidation

Historically the Company has grown by acquisition. Its consolidated assets have increased from $7,528,448 in 1996, to $9,443,047 in 1997, a 25% increase.
Consolidated capital has increased from $3,125,124 in 1996, to $4,846,891 in 1997, a 55% increase. Its revenues for 1997 have increased to $14,862,366 from $4,349,026 at 12-31-96, which is a 242% increase (the audited numbers at 12-31-96 contained herein only include 47 days of revenue, expense and earnings for 1996, as the acquisition of DCP and its former subsidiary Scibal was completed on 11-13-96.). The operating subsidiaries, CSP and USIB/Scibal were profitable, as discussed below, and any operating losses were attributable to the maintenance costs of USIB and the Parent Company. The substantial increases in assets, capital and revenues shown herein have resulted from the acquisition of Scibal. The audited operating income (loss) for each subsidiary is broken down as follows:

                   Steel Products        USIB         Claims         Parent       Total
                   --------------        -----        ------         ------       -----

Revenues             $ 4,572,796         300,000     9,989,570                  14,862,366

Operating Income
 (Loss)              $   175,207        (310,694)      719,880      (178,022)      406,371

Identifiable
 Assets              $ 1,111,389       3,127,193     4,484,443       720,022     9,443,047

Gross profit increased from $1,466,077 in 1996 to $6,270,517 in 1997, an increase of 328%. Consolidated operating costs increased from $2,180,362 in 1996 to $5,864,146 in 1997, a 169% increase. Consolidated operating income from operations increased from ($714,285) in 1996 to $406,371 in 1997, an increase of $1,120,656. The consolidated loss from operations before taxes and extraordinary items was ($688,746) in 1996, as opposed to a consolidated loss of ($103,263) in 1997 an increase in earnings of $585,483. Earnings per share was a loss of ($.04) in 1997, as opposed to the loss per share of ($.15) in 1996, an increase in net earnings of $.11 per share.

The Company and its subsidiaries have sufficient cash on hand and liquidity from the cash flow of their accounts receivable to continue to grow their operations. The Company has provided Century Steel Products with in excess of $600,000 used as operating capital during 1997, so as to increase CSP's revenues to over $4,500,000 for 1997, a 71% increase over CSP's revenues of $2,676,306 during 1996.

The Company further invested $808,000 into Scibal Associates through the USIB Holdings LP as operating capital, which served to increase the Scibal Associates operating income.

                          Century Steel Products, Inc.

CSP's cost of goods increased from $1,964,963 at year end 1996, to $3,703,641 in 1997,and the open account debt to suppliers increased from $431,959 at year end 1996 to $772,219 at year end 1997.

Sales increased 71% from 1996 sales of $2,676,306 to $4,572,796 in 1997.

Gross profits before administrative costs increased from $711,343 in 1996 to $869,155 in 1997, an increase of 22%. Administrative costs increased from $596,232 in 1996 to $693,948 in 1997.

Net income from operations of CSP in 1996 was $89,782 and $159,879 in 1997. Operating income grew $85,425 from $89,782 in 1996 to $175,207 in 1997, an increase of 95%.

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

CENTURY STEEL PRODUCTS HISTORICAL DATA FOR THREE MONTHS ENDED DECEMBER 31,
1997.

CSP's sales of $1,261,697 for the fourth quarter of 1997 were $671,091 greater than the fourth quarter sales of $590,606 in 1996, an increase of 114%.

Operating expenses for the last three months of 1997 totaled $241,655, representing an increase of $107,657, or 80% from the $133,998 of expenses for the three months ended December 31, 1996.

CSP's current assets to current liabilities ratio is 1.2 to 1 at year end, with current liabilities being $303,624 less than current assets.

Results of Operations

CSP's increased fourth quarter revenues reflected CSP's difficulties in purchasing steel in sufficient quantities and at competitive prices so as to fill all sales orders, at any reasonable profit.

Raw material steel and labor costs were 7% less for 1996 on an annualized basis than the year of 1997. In 1996 material and labor costs amounted to 74% of the annual revenues. In 1997 this factor was 81%. This factor contributed substantially to the Company's fourth quarter losses in 1997, despite greater revenues.

Forward Looking Information

The following graph indicates Management's projections of the growth of steel division operations since sufficient capital for the purchase of raw materials has been made available by the parent company:

                     Year                Revenues          Projected Earnings
                    ------              -------------      -------------------

                     1998              5,000,000            500,000
                     1999              5,500,000            550,000
                     2000              6,000,000            600,000
                     2001              6,500,000            650,000

                          U.S. Insurance Brokers, Inc.
                              (Development Stage)

USIB's operations are still at the developmental stage. However, USIB acquired DC Partners, Ltd. (DCP) during 1996 in conjunction with Century Industries, Inc. USIB has now merged with DCP, and now functions as the parent company of Scibal Associates. USIB has the potential of acting as a full service Managing General Agent with its own claims administration division.

USIB lost ($397,885) for the year 1996, as development stage losses. USIB had income of $8,290 in 1997, before consolidation with Scibal Associates, its wholly owned subsidiary.

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

Scibal's cost of services provided decreased from $5,654,685 at year end 1996 to $4,888,208 at year end 1997, and the open account debt to suppliers decreased from $1,190,007 at year end 1996 to $919,817 at year end 1997.

Revenues decreased from 1996 revenues of $10,718,163 to $9,989,570 in 1997.

Gross profits before administrative costs decreased from $5,362,044 in 1996 to $5,101,362 in 1997. Administrative costs decreased from $4,613,698 in 1996 to $4,381,481 in 1997.

Net income in fiscal 1996 was $174,156. Net income for 1997 was $215,606. Operating income increased from ($83,843) to $719,881.

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

Operating expenses for the last three months of 1997 totaled $1,044,826 representing a decrease of $252,034 from the $1,296,860 of expenses for the three months ended December 31, 1996.

Scibal's current assets to current liabilities ratio is .6 to 1 at December 31, 1997, with current liabilities being $1,196,746 more than current assets.

Results of Operations

In 1996 labor costs amounted to 54% of the annual revenues. In 1997 this factor was 53%. This factor had no effect on annual operating income.

Forward Looking Information

The following table represents DCP's prior four years revenues and operating income:

Year                 1996         1995        1994        1993
----                 ----         ----        ----        ----
Revenues          $10,718,163  10,253,410   9,305,519   7,749,501
Operating Income      748,076     125,126     347,546     239,138


     The following table illustrates DCP management's financial projections for the years 1998-2000:


Revenues                         1998          1999         2000
--------                         ----          ----         ----
Claims handling services    $  9,000,000    10,000,000   12,000,000

Direct Costs:
------------
Adjuster salaries &
  benefits                     3,299,886     3,666,540    4,399,848
TPA fees                         540,000       600,000      720,000
Communications                   163,800       182,000      218,400
                            ------------    ----------   ----------
   Total Direct Costs          4,003,686     5,551,460    6,661,752

Gross Profit                   6,066,901     6,817,720    7,983,035
  % of Revenues                     56 %          56 %         56 %

Indirect Costs:
--------------

SG&A Salaries & benefits       2,351,345     2,312,605    2,775,126
Other SG&A                     1,986,210     2,206,900    2,648,280
                            ------------    ----------   ----------
   Total SG&A                  4,337,555     4,519,505    5,423,406
Operating Income                 658,760     1,031,955    1,238,346

Non operating revenue
  (expense)                      (43,406)      (24,612)       -0-
Net income before taxes          615,354     1,007,343    1,238,346
                            ============    ==========   ==========
   % of Revenues                    6.84%        10.07%       10.32%

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

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for treasury stock transactions. This change has been accounted for as a correction of an error and prior years' financial statements have been restated.

CORREA BERGER & ASSOCIATE, CPA'S, P.L.L.C

New York, New York
May 4, 1998

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

CURRENT ASSETS                                                                  1997               1996
--------------                                                                  ----               ----

Cash and Cash Equivalents                                                $   282,009        $   382,548
Accounts Receivable-Trade (Net of allowance for doubtful
   accounts of $120,000 in 1997 and $43,000 in 1996)                       1,907,446          1,263,910
Inventory                                                                    256,695            138,955
Marketable Securities                                                        106,952             99,180
Other Current Assets                                                         572,462            476,588
                                                                         -----------        -----------

TOTAL CURRENT ASSETS                                                       3,125,564          2,361,181
                                                                         -----------        -----------

PROPERTY AND EQUIPMENT

Software and Computer Equipment                                            1,997,743          1,329,710
Furniture and Fixtures                                                       779,941          1,009,376
Machinery and Equipment                                                       15,875            548,230
Transportation Equipment                                                     215,429            192,190
Leasehold Improvements                                                       151,878            139,296
                                                                         -----------        -----------
                                                                           3,160,866          3,218,802
Less: Accumulated Depreciation                                            (1,083,443)        (1,400,022)
                                                                         -----------        -----------
NET PROPERTY AND EQUIPMENT                                                 2,077,423          1,818,780
                                                                         -----------        -----------

OTHER ASSETS

Investments                                                                  991,842            368,542
Deferred Offering Costs                                                      376,686            160,262
Deferred Acquisition Costs                                                   349,980            305,000
Security Deposits                                                            106,779             56,144
Goodwill (Net of accumulated amortization of $120,709
   in 1997 and $31,605 in 1996)                                            1,949,035          2,038,139
Due from Related Parties                                                     128,422            223,091
Other Assets                                                                 337,316            197,309
                                                                         -----------        -----------
TOTAL OTHER ASSETS                                                         4,240,060          3,348,487
                                                                         -----------        -----------

TOTAL ASSETS                                                             $ 9,443,047        $ 7,528,448
                                                                         ===========        ===========


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                1997                 1996
                                                                                ----                 ----
CURRENT LIABILITIES

Accounts Payable- Trade                                                      $ 1,732,486        $ 1,650,270
Current Maturities- Long Term Debt                                               260,267            243,569
Capital Lease Obligations                                                         90,385            146,806
Notes Payable                                                                    125,000            200,000
Advances from Stockholders                                                       179,601            200,000
Accrued Expenses                                                               1,442,004            920,616
Dividends Payable                                                                 16,389             97,950
                                                                             -----------        -----------
TOTAL CURRENT LIABILITIES                                                      3,846,132          3,459,211
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                                    555,926            763,452
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                  155,848            154,850
                                                                             -----------        -----------


TOTAL LIABILITIES                                                              4,557,906          4,377,513
                                                                             -----------        -----------

MINORITY INTEREST                                                                 38,250             25,811
                                                                             -----------        -----------

STOCKHOLDERS' EQUITY

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
   authorized, 1,000,000 issued and outstanding                                    1,000              1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
   authorized, 3,373,000 and 3,096,000 issued                                      3,373              3,096
Common Stock, Class B, $.001 par value, 25,000,000 shares
   authorized, 4,173,000 and 3,000,000 issued and outstanding                      4,173              3,000
Additional Paid in Capital                                                     6,917,089          4,555,099
Retained Deficit                                                              (1,216,189)          (964,271)
                                                                             -----------        -----------
                                                                               5,709,446          3,597,924
Less: Class A common stock in treasury, 269,202 and 131,965
   shares in 1997 and 1996, respectively                                        (862,555)          (472,800)
                                                                             -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                                     4,846,891          3,125,124
                                                                             -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 9,443,047        $ 7,528,448
                                                                             ===========        ===========


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                  1997                1996
                                                                  ----                ----
Sales                                                     $ 14,862,366        $  4,349,026
Cost of sales                                                8,591,849           2,882,949
                                                          ------------        ------------

GROSS PROFIT ON SALES                                        6,270,517           1,466,077
                                                          ------------        ------------

Operating Costs

Payroll Expenses                                             2,437,512             830,587
Professional Fees                                              464,756             573,683
Auto, Travel and Entertainment                                 276,680             133,570
Bad Debts                                                      109,761              37,253
Amortization and Depreciation                                  323,057              80,020
Other                                                        2,252,380             525,249
                                                          ------------        ------------
Total Operating Costs                                        5,864,146           2,180,362
                                                          ------------        ------------

INCOME (LOSS ) FROM OPERATIONS                                 406,371            (714,285)
                                                          ------------        ------------
Other Income (Expense)
Gain on Disposition of Assets                                        -             150,000
Interest Expense                                              (112,974)            (39,102)
Minority Interest                                              (12,439)            (25,811)
Other Income (Expense) - Net                                  (384,221)            (59,548)
                                                          ------------        ------------
Total Other Income(Expense) - Net                             (509,634)             25,539
                                                          ------------        ------------

LOSS BEFORE TAXES AND EXTRAORDINARY ITEM                      (103,263)           (688,746)

Income Tax Benefit                                             (37,100)            (41,700)
                                                          ------------        ------------

Loss Before Extraordinary Item                                 (66,163)           (647,046)

Extraordinary Item

Debt Restructuring (Net of Income Taxes of $22,500)                  -              77,500
                                                          ------------        ------------

NET LOSS                                                  $    (66,163)       $   (569,546)
                                                          ============        ============

Preferred Stock Dividends of Subsidiaries                     (201,980)           (169,043)
                                                          ------------        ------------

Net Loss Available for Common Stockholders                $   (268,143)       $   (738,589)
                                                          ------------        ------------

Basic and Diluted  Earnings (Loss) Per Share:

           Before Extraordinary Item                      $      (0.04)       $      (0.17)
                                                          ------------        ------------
           Extraordinary Item                             $          -        $        .02
                                                          ------------        ------------
           Net Loss                                       $      (0.04)       $      (0.15)
                                                          ------------        ------------


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996

                                                                               COMMON STOCK      COMMON STOCK   ADDITIONAL PAID-IN
                                                           PREFERRED STOCK       CLASS A           CLASS B           CAPITAL
                                                      -----------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                                  $     1,000        $     1,326          $       -       $   591,750


Issuance of 3,000,000 shares of common stock                         -                  -              3,000         2,129,799
Issuance of 450,000 shares of common stock                           -                450                  -           311,550
Exercise of 500,000 common stock warrants                            -                500                  -              (500)
Issuance of 820,000 shares of common stock related
   to D.C. Partners acquisition                                      -                820                  -         1,522,500
Treasury stock, 131,965 shares during 1996
Unrealized gain on marketable securities                             -                  -                  -                 -
Net loss for 1996                                                    -                  -                  -                 -
Preferred dividends                                                  -                  -                  -                 -
                                                      ------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                                        1,000              3,096              3,000         4,555,099

Issuance of  277,000 shares of common stock                          -                277                  -           451,221
Issuance of 1,173,000 shares of common stock                         -                  -              1,173         1,910,769
Treasury stock, 137,237 shares during 1997
Unrealized gain on marketable securities                             -                  -                  -                 -
Net loss for 1997                                                    -                  -                  -                 -
Preferred dividends                                                  -                  -                  -                 -
                                                      ------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                                  $     1,000        $     3,373        $     4,173       $ 6,917,089
                                                       ===============    ===============    ===============   ===============


                                                        RETAINED EARNINGS     TREASURY      TOTAL STOCKHOLDERS'
                                                           (DEFICIT)            STOCK              EQUITY
                                                      ---------------------------------------------------------
BALANCE DECEMBER 31, 1995                                 $  (227,032)          $      -        $   367,044

Issuance of 3,000,000 shares of common stock                        -                  -          2,132,799
Issuance of 450,000 shares of common stock                          -                  -            312,000
Exercise of 500,000 common stock warrants                           -                  -                  -
Issuance of 820,000 shares of common stock related
   to D.C. Partners acquisition                                     -                  -          1,523,320
Treasury stock, 131,965 shares during 1996                                      (472,800)          (472,800)
Unrealized gain on marketable securities                        1,350                                 1,350
Net loss for 1996                                            (569,546)                 -           (569,546)
Preferred dividends                                          (169,043)                 -           (169,043)
                                                      ------------------------------------------------------

BALANCE DECEMBER 31, 1996                                    (964,271)          (472,800)         3,125,124

Issuance of  277,000 shares of common stock                         -                  -            451,498
Issuance of 1,173,000 shares of common stock                        -                             1,911,942
Treasury stock, 137,237 shares during 1997                                      (389,755)          (389,755)
Unrealized gain on marketable securities                       16,225                  -             16,225
Net loss for 1997                                             (66,163)                 -            (66,163)
Preferred dividends                                          (201,980)                 -           (201,980)
                                                      ------------------------------------------------------

BALANCE DECEMBER 31, 1997                                 $(1,216,189)       $  (862,555)       $ 4,846,891
                                                      ===============    ===============    ===============

                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996



                                                                       1997                1996
                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Cash received from customers                                       $ 14,212,604        $  4,355,695
Cash paid to suppliers and employees                                (14,252,511)         (4,961,716)
Interest received                                                         6,226               6,223
Interest paid                                                          (112,974)            (39,102)
Income taxes paid                                                             -              (8,700)
                                                                   -------------       -------------
     Net cash used for operating activities                            (146,655)           (647,600)
                                                                   -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of fixed assets                                                          -             150,000
Cash acquired in acquisition                                                  -             199,259
Purchase of fixed assets                                               (693,248)           (170,375)
Purchase of marketable securities and investments                      (829,614)           (273,259)
Investment in D.C. Partners, Ltd., Inc.                                       -          (2,120,786)
                                                                   -------------       -------------
     Net cash used for investing activities                          (1,522,862)         (2,215,161)
                                                                   -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of stock                                           2,102,036           2,953,739
Preferred dividends paid                                               (283,541)            (73,043)
Receipts of (payments on) notes                                        (321,251)             42,808
Net advances from affiliates-stockholders                               272,812             297,334
                                                                   -------------       -------------
     Net cash provided by financing activities                        1,770,056           3,220,838
                                                                   -------------       -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (100,539)            358,077
                                                                   ------------        ------------

Cash and Cash Equivalents - January 1                              $    382,548              24,471
                                                                   -------------       -------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                            $    282,009        $    382,548
                                                                   =============        =============

Net loss                                                           $    (66,163)       $   (569,546)
Issuance of stock in exchange for services                                    -             267,000
Bad debts                                                               109,761              37,253
Amortization and depreciation                                           323,057              87,900
Gain on sale of assets                                                        -            (150,000)
Minority Interest                                                        12,439              25,811
(Increase) decrease in accounts receivable                             (643,536)             12,892
(Increase) decrease in inventory                                       (117,740)             49,531
(Increase) decrease in other current assets and other assets           (286,516)           (446,582)
Increase (decrease) in accounts payable                                  82,216)             61,180
Increase (decrease) in dividends payable                                (81,561)                  -
Increase (decrease) in accounts payable -affiliate                            -            (100,000)
Increase (decrease) in accrued expenses                                 521,388              85,761
Increase (decrease) in income taxes payable                                   -              (8,800)
                                                                   -------------       -------------
     Net cash used for operating activities                        $   (146,655)       $   (647,600)
                                                                   =============       =============

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

The Company acquired the following net assets during 1996 for cash and stock:

                                                1996
                                                ----
Accounts Receivable                         $   926,000
Marketable securities                           307,000
Equipment                                     1,662,000
Deposits and Other Assets                     1,078,000
Goodwill                                      1,510,000
Accounts Payable and Accrued Expenses        (2,446,000)
Long term debt                                 (756,000)
                                            -----------
                                            $ 2,281,000
                                            ===========


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

Century Steel Products, Inc. (CSP), which was incorporated in Virginia in 1979, and 85% of the stock acquired by the Company in 1993, manufactures and fabricates steel products used in the construction industry. CSP sells its services and products nationwide, primarily along the East Coast from its sales and manufacturing plant located in Sterling, Virginia. CSP grants credit to customers in the construction industry. Consequently, CSP's ability to collect the amounts due from customers is affected by economic fluctuations in the construction industry.

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

USIB Holdings Limited Partnership (Holdings), was formed in late 1997 to act as an insurance holding limited partnership for the acquisition of Reinsurance Corporation of America, and/or to form a new Florida casualty insurance company so as to participate in the state of Florida Joint Underwriting Association Homeowners's Takeout Program. USIB is the General Partner, and David Scibal, Chairman of the Board of Directors, is a Limited Partner. Holdings was capitalized through the capital contribution of David Scibal's 727,273 Class B warrants, valued at $1,192,000, received as consideration from the sale of Scibal Associates to the Company, and a capital contribution of $808,000 by the Company. The Company plans to make further contributions to finance future acquisitions, through the sale of securities. The transaction was non-dilutive in that management can now either cancel the underlying warrants, or apply them to the future Class B stock issuances used as consideration for funds which may be applied to the Company's growth. David Scibal will participate to the extent of 20% of any future profits, and the Company will receive 80%. However, his equity ownership is limited to 1% and the Company retained 99%.

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

INVENTORY

Inventory consists primarily of raw steel products and is recorded at the lower of cost or market, using the average cost method.

PROPERTY AND EQUIPMENT

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

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of allowances for doubtful accounts and accumulated depreciation for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal and state income taxes. The Company files consolidated income tax returns.

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996

CLAIMS ADMINISTRATION DEPOSITS

As a third party administrator, Scibal clients deposit funds with Scibal to administer the clients' claims. Scibal places these funds in various cash accounts set up solely for the purpose of paying that client's claims. The claims administration deposits are not held in trust and there is no management of the deposits for income. The claim's administration deposits approximating $7,000,000 and $4,000,000 at December 31, 1997 and 1996, respectively, are not included as assets in Scibal's financial statements.

DEFERRED ACQUISITION COSTS

Deferred acquisition costs incurred in connection with the development stage insurance operations are being capitalized. Operations are expected to commence in 1998, when these costs will be amortized over a five year period.

CASH

From time to time during the years ended December 31, 1997 and 1996, the Company maintained cash balances in excess of federally insured limits.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 6,200,000 and 4,800,000 for the years ended December 31, 1997 and 1996, respectively.

RECLASSIFICATIONS

Certain items in the December 31, 1996 consolidated financial statements have been reclassified, where appropriate, to conform with the December 31, 1997 presentation.

2) TREASURY STOCK TRANSACTIONS

During 1997, Scibal and USIB have acquired Class A common stock of the Company. During 1996, Scibal acquired Class A common stock of the Company. Such shares of CNTI common stock held by the subsidiaries are recorded in consolidation as treasury stock and result in a reduction of stockholders' equity.

At December 31, 1996 these shares were included in the balance sheet as marketable securities. The Company's financial statements for the year ended December 31, 1996 have been restated to reflect the aforementioned accounting treatment. This restatement has no effect on net income for the year ended December 31, 1996. Marketable securities and total stockholders' equity have been reduced by $472,800 at December 31, 1996.

3) ACQUISITION OF D.C. PARTNERS, LTD., INC.

On June 30, 1996, the Company entered into a "Plan and Agreement of Reorganization and "Capitalization" (Agreement) through its wholly-owned subsidiary U.S. Insurance Brokers (USIB), with D.C. Partners, Ltd., Inc. (D C. Partners). The Agreement called for the acquisition by USIB of D.C. Partners in two phases. The first phase, which was completed by September 30, 1996, was the purchase for $700,000 of 49% of the equity in D.C. Partners, Ltd., Inc., as represented by its Series B Common Stock. The Series B Common Stock, although representing 49% of the equity in D.C. Partners, had only 4.9% of the total voting power.

In the second phase of the acquisition, which was originally to be completed by June 30, 1997, the remaining equity and voting stock in D.C. Partners, Ltd. Inc., were to be surrendered to the Company in exchange for 820,000 shares of the voting common stock of the Company plus a cash payment of $3,000,000. On September 30, 1996, the Agreement was amended and the remaining stock purchased was accelerated.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


On November 13, 1996 the Agreement was further amended to replace the unpaid $2,000,000 remaining with a warrant for 727,273 shares of the Company's Class B Common Stock, valued at $ 2.75 per share, with demand registration rights attached thereto, beginning December 31, 1997. In addition, the majority stockholder of D.C. Partners received 50,000 options for his efforts and costs incurred in completing this transaction.

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

        STATEMENTS OF OPERATIONS
       FOR THE YEAR ENDED 12/31/96                       Historical                                            PRO FORMA
               (UNAUDITED)                      Century             Scibal(b)           Adjustments            COMBINED
               -----------                      -------             ---------           -----------            --------
Revenues                                      $  2,676,306        $ 10,718,163       $        -              $ 13,394,469
Cost of sales                                    1,964,963           5,414,967                -                 7,379,930
                                              ------------        ------------       -----------------       ------------
         Gross Profit                              711,343           5,303,196                -                 6,014,539
Operating expenses                               1,149,456           4,686,316                 133,750(a)       5,969,522
Other (income) expense                            (123,044)            575,342                -                   452,298
                                              ------------        ------------       -----------------       ------------
Income (loss) before income taxes                 (315,069)             41,538                (133,750)          (407,281)
Income tax provision (benefit)                     (41,700)             15,000                -                   (26,700)
                                              ------------        ------------       -----------------       ------------
Income (loss) before extraordinary item       $   (273,369)       $     26,538       $        (133,750)      $   (380,581)
                                              ============        ============       =================       ============


(a)      The adjustments to operating expenses include the following items:

                  Acquisition costs                      $ 80,000
                  Goodwill amortization                    53,750
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

4) SALE OF PREFERRED STOCK

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

In 1997, the Company issued an additional 1,173,350 Class B common shares.

5) INCOME TAXES

The income tax benefit consists of the following:

                                               1997                 1996
                                     ---------------      ---------------
   Current
              Federal                      $(28,900)                 $ -
              State                               -                    -
   Deferred                                  (8,200)             (41,700)
                                     ---------------      ---------------
                                           $(37,100)           $ (41,700)
                                     ---------------      ---------------

Deferred tax assets resulted primarily from the Company's net operating tax losses of approximately $700,000 and $670,000 at December 31, 1997 and 1996, respectively. The net operating losses are available to offset future taxable income. The related deferred tax asset of has been reduced by a valuation allowance. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from charitable contributions available to offset future taxable income. The net operating loss carryforwards will expire in 2012, and the charitable contribution carryforward will expire in 2000.

Net deferred tax assets consisted of the following at December 31:

                                                           1997                     1996
                                                           ----                     ----
 Total deferred tax liabilities                         $      -                 $     -
 Total deferred tax assets                                 220,200                 262,000
 Total valuation allowance                                 (50,800)               (100,800)
                                                       -----------               ---------
                                                        $  169,400               $ 161,200
                                                       ===========               =========

Of the net deferred tax assets at December 31, 1997 and 1996, $45,600 and $9,000 were included in other current assets, and $123,800 and $152,200 were included as other assets, respectively.

6) RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996 and 1997, the subsidiaries advanced funds to stockholders-officers of the Company and affiliated parties, and received related repayments. Such advances are non-interest bearing and have no specific repayment terms.

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

LINE OF CREDIT

Scibal maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at December 31, 1997 and 1996 totaled $125,000 and $200,000 respectively, which is due on demand with interest at prime plus 1%. This line of credit is guaranteed by the Company's Chairman of the Board of Directors.

7) LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                                              1997          1996
                                                                                              ----          ----
            $500,000 note payable, due in equal monthly payments of $8,333 plus interest at prime plus 1% for sixty (60) months due through August
            2001, secured by all assets of Scibal.                                         $383,362     $  483,333

            $250,000 guidance notes to finance new capital expenditures, due in equal monthly installments through December 2000, plus interest at prime  plus 1%  for thirty-six (36) months, secured by all
            assets of Scibal.                                                               203,927        255,783

            Scibal has a $27,500 note payable due in monthly installments of
            $691 including interest at a rate of 9.5% per annum for forty-eight
            (48) months through August 2000.                                                 19,912         25,905

            CSP has a note dated July 1995, maturing December 2001.  Monthly payments are required consisting of principal of $4,000 plus accrued interest at 1.5% over prime.  The note is secured by all of
            CSP's assets and is guaranteed by a stockholder-officer.                        194,000        242,000

            CSP has a note dated December 1997, maturing November 2000. Monthly payments  are  required consisting of  $  512  including  interest
            at 11.65%.  The note is secured by a transportation vehicle.                     14,992           --
                                                                                        ------------    -----------
                                                                                            816,193      1,007,021
            Less: Current portion                                                           260,267        243,569
                                                                                        ------------    -----------
                  Long term portion                                                       $ 555,926     $  763,452
                                                                                        ============    ===========

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


Future minimum payments on long-term debt as of December 31, 1997 are as follows:


            1998                          $ 260,267
            1999                            248,404
            2000                            171,423
            2001                            136,099
                                           --------
                                           $816,193
                                           ========


Interest cost, none of which was capitalized, was approximately $113,000 and $39,100 for the years ended December 31, 1997 and 1996, respectively.

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

Following is a summary of property held under capital leases:

            Computer equipment                      $ 438,739
            Less:  Accumulated depreciation          (180,212)
                                                    ---------
                                                     $258,527
                                                     ========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

            1998                           $108,000
            1999                            108,000
            2000                             52,000
                                         ----------
Total minimum lease payments                268,000
Less: Amount representing interest          (21,767)
                                         ----------
Present value of net minimum
  lease payments                           $246,233
                                         ==========


The interest rate on capitalized leases range from 0.0% to 8.5% and is imputed based on the lower of the incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

Effective January 1, 1997, the Company adopted a key Employee Stock Option Plan
(ESOP). There was no activity in the ESOP since inception.

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

10) INVESTMENTS

The Company has interests in certain long-term investments, which are carried at cost. Included in the balance of investments at December 31st is the following:

                                                              1997           1996
                                                            ---------      ---------
Investment in third party administrative Company            $ 30,000       $ 45,000
Investment in office building                                202,348        198,542
Investment in an insurance related corporation by CSP           -            57,500
Investment in an insurance related Joint Venture             683,285           -
Investment in construction Joint Venture by CSP               38,709           -
Other investments                                             37,500         67,500
                                                            --------       --------
                                                            $991,842       $368,542
                                                            ========       ========


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

The Company's subsidiary, Century Steel, has a 45% interest in the Partnership Management Corporation/Century Steel Products Limited Partnership, formed between Century Steel and Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor. Partnership Management Corporation is the General Partner. The Limited Partnership is constructing the Accotink School in Springfield, VA , using Century Steel's products. The Limited Partnership has leased office and warehouse space from Century Steel. Century Steel has sold its equity in its heavy equipment to the Limited Partnership and has leased its necessary production capacity back.

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

USIB declared dividends to its preferred stockholders in the amount of $194,180 and $161,243 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, dividends of $14,440 and $96,000, respectively, were accrued but unpaid.

Shares of common stock were reserved at December 31, 1997 for the following:

                                                                            Class A       Class B
                                                                            -------       -------
Conversion of a warrant for 200,000
shares into Class A common shares                                           200,000           --


Conversion of a warrant for 50,000
shares into CNTI Class A common                                              50,000           --
shares

Conversion of 270,834 warrants into
CNTI Class A common shares                                                  270,834           --

Conversion of a warrant for 300,000
shares into CNTI Class B common                                                  --        300,000
shares

Exercise of 727,273 outstanding warrants exercisable
subsequent to December 31, 1997 in conjunction
with D.C. Partners acquisition                                                   --        727,273

Conversion of 500,000 warrants into CNTI Class B
common shares                                                                    --        500,000

Conversion of 250,000 warrants into CNTI Class A
common shares                                                               250,000           --

Conversion of 250,000 warrants into CNTI Class A
common shares                                                               250,000           --
                                                                          ---------      ---------
                                                                          1,020,834      1,527,273
                                                                          =========      =========

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31,1997 AND 1996


Shares of common stock were reserved at December 31, 1996 for the following:

                                                                        Class A         Class B
Exercise of 727,273 outstanding warrants exercisable
subsequent to December 31, 1997 in conjunction with
D.C. Partners acquisition                                                     --         727,273

Conversion of 500,000 warrants into CNTI Class B common shares                --         500,000

Conversion of 300,000 warrants into CNTI Class B common shares                --         300,000

Conversion of 50,000 warrants into CNTI Class A common shares             50,000              --

Conversion of 250,000 warrants into CNTI Class A common shares           250,000              --

Conversion of 250,000 warrants into CNTI Class A common shares           250,000              --

Conversion of 270,834 warrants into CNTI Class A common shares           270,834              --
                                                                       ---------       ---------

                                                                         820,834       1,527,273
                                                                       =========       =========

15) BUSINESS SEGMENT INFORMATION

Segment information for the years ended December 31, 1997 and 1996 as follows:

                                               Development
 I997                         Steel              Stage              Claims             Parent                Total
 ----                        Products          Insurance          Processing           Company               CNTI
---------------------------------------------------------------------------------------------------------------------
Revenues                  $  4,572,796       $    300,000        $  9,989,570        $          -        $ 14,862,366

Operating
Income (loss)             $    175,207       $   (310,694)       $    719,880        $   (178,022)       $    406,371
Identifiable Assets       $  1,111,389       $  3,127,193        $  4,484,443        $    720,022        $  9,443,047
---------------------------------------------------------------------------------------------------------------------
1996
----
Revenues                  $  2,676,306       $          -        $  1,672,720        $          -        $  4,349,026
Operating
Income (loss)             $     89,782       $   (397,885)       $    (83,843)       $   (322,339)       $   (714,285)
Identifiable Assets       $    886,478       $  2,493,862        $  3,575,565        $    572,543        $  7,528,448
---------------------------------------------------------------------------------------------------------------------


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

USIB Holdings, L.P, subsumed a registration of the Company's convertible preferred stock registered with the New York State Department of Law, nunc pro tunc, ab initio, dated from the original registration effective date. This subsumation replaces the Company's registration with a registration of USIB Holdings LP Convertible Units to the Company's Class B common stock at the same conversion rate.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Directors, Executive Officers, and their ages are:

     Name                           Position                                              Age
----------------                  -------------                                           ---
David A. Scibal                      Chairman                                             44

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

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

Century Industries, Inc.
Name and                                                    Restricted     All
Position                 Year   Salary   Bonus  Other($)    stock awards   Other
--------------------------------------------------------------------------------
David Scibal  Chairman   1997     -0-     -0-     -0-            -0-        -0-
J.M. Gunder     1996     -0-      -0-     -0-     -0-            -0-        -0-
Ted Beck        1996     -0-      -0-     -0-     -0-            -0-        -0-
--------------------------------------------------------------------------------



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------------

All 5% persons:
                          Name of               Amount of
                          Beneficial            Beneficial
Title of Class            Owner                 Owner        Percent of Class
------------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder            349,501            10 %
        "     "           Ted L. Schwartzbeck    347,167            10 %
        "     "           David Scibal           760,000            22 %
------------------------------------------------------------------------------

Management 5% persons and affiliates/control persons:
------------------------------------------------------------------------------

                           Name of              Amount of
                          Beneficial            Beneficial
Title of Class             Owner                 Owner        Percent of Class
------------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder             349,501             10 %
        "     "           Ted L. Schwartzbeck     347,167             10 %
        "     "           Richard Campanaro        58,000             02 %
        "     "           David Scibal            760,000             22 %
        "     "           Steven Scibal            60,000             02 %
------------------------------------------------------------------------------

---------------------------------------------------------------------------
Management Class A warrants:

     If the 520,834 outstanding Class A common stock warrants owned by the Executive Officers and their affiliates were exercised at $.01 per share, the Company would have 3,893,514 shares outstanding, on a fully diluted basis. The following share amounts and percentages would then apply:

                            Name of          Amount of
                            Beneficial       Beneficial    Common Stock
 Title of Class               Owner            Owner       Percent of Class
Class A Common
  "   "    "               J.M. Gunder        484,918         12 %
  "   "    "               Ted Beck           482,584         12 %
  "   "    "               David Scibal       785,000         20 %
  "   "    "               Eric Arlt          200,000          5 %

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

_ The USIB Trust cannot exercise their warrants until USIB contributes $.10 per share to the Company's consolidated earnings.
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Class B Warrants:

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

                                     Name of                  Amount of
                                     Beneficial               Beneficial    Common Stock
            Title of Class            Owner                     Owner        Percentage
            Class B Common

            "     "    "           Eric Arlt                   300,000          6 %
            "     "    "           David Scibal                727,273         14 %

_ These Class B warrants are now the property of USIB Holdings LP, and Management intends to apply these warrants towards the ultimate conversion of certain USIB Holdings convertible LP Units presently outstanding. These Units are not convertible until 1999.

_ The 300,000 restricted Class B warrants issued to Eric Arlt are exercisable at prices ranging from $1.25 to $2.00.
--------------------------------------------------------------------------


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

                            Century Industries, Inc.
                                  (Registrant)




Date: May 4, 1998         By:  \S\   Ted L. Schwartzbeck
                                  ------------------------
                                    Ted L. Schwartzbeck
                                    President/CEO/Director/Treasurer



Date: May 4, 1998         By:  \S\   David A. Scibal
                                    -------------------
                                    David A. Scibal, Chairman


Date: May 4, 1998         By:  \S\   A. Jay Pignatello
                                    ------------------
                                    A. Jay Pignatello
                                    Vice President/Director

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