Form 10QSB
period 1998-03-31
CENTURY INDUSTRIES INC /DC/
filed 1998-05-20
CIK 355701

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998
                         Commission File Number: 0-9969

                                  May 20, 1998

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

                               (1) Yes  X        No
                                        ---         ----
                               (2) Yes  X        No
                                        ---         ----

At March 31, 1998, 3,103,798 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding after deducting 269,202 Class A shares classified as treasury stock, and 4,310,428 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding.

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                           Page
PART 1.          FINANCIAL INFORMATION
Item 1           Consolidated Financial Statements                                                       F1
                 Consolidated Balance Sheets as of March 31, 1998
                   and December 31, 1997                                                                 F2-3
                 Consolidated Statements of Operations for the three
                   months ended March 31, 1998 and December 31, 1997                                     F4
                 Consolidated Statement of Changes in Stockholders'
                   Equity for the three months ended March 31, 1998                                      F5
                 Consolidated Statements of Cash Flows for the three months
                   ended March 31, 1998 and 1997                                                         F6-7
                 Notes to Consolidated Financial Statements                                              F8

Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

                              FINANCIAL STATEMENTS


         In the opinion of the management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of March 31, 1998 and December 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB/A for the year ended December 31, 1997. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1998 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)

                                     ASSETS

         CURRENT ASSETS                                                              3/31/98                12/31/97
         --------------                                                              -------                --------
         Cash and Cash Equivalents                                                $      119,230          $   282,009
         Accounts Receivable-Trade (Net of allowance
           for doubtful accounts of
           $120,000 in 1998 and 1997)                                                  2,021,745            1,907,446
         Inventory                                                                       234,207              256,695
         Marketable Securities                                                           130,059              106,952
         Other Current Assets                                                            442,193              572,462
                                                                                     -----------            ---------


         Total Current Assets                                                          2,947,434            3,125,564
                                                                                     -----------            ---------

         Property and Equipment
         ----------------------

         Land and Building                                                               361,475             -------
         Software and Computer Equipment                                               2,031,253            1,997,743
         Furniture and Fixtures                                                          806,744              779,941
         Machinery and Equipment                                                          44,326               15,875
         Transportation Equipment                                                        215,429              215,429
         Leasehold Improvements                                                          159,251              151,878
                                                                                      ----------
                                                                                       3,618,478            3,160,866
         Less: Accumulated Depreciation                                               (1,136,966)          (1,083,443)
                                                                                      -----------          -----------
         Net Property and Equipment                                                    2,481,512            2,077,423
                                                                                      ----------           ----------


         Other Assets
         ------------

         Investments                                                                   1,126,950              991,842
         Deferred Costs                                                                  891,791              726,666
         Security Deposits                                                                99,413              106,779
         Goodwill, Net                                                                 1,946,915            1,949,035
         Due from Related Parties                                                         68,422              128,422
         Other Assets                                                                    482,662              337,316
                                                                                    ------------            ---------
         Total Other Assets                                                            4,616,153            4,240,060
                                                                                    ------------           ----------

         Total Assets                                                               $ 10,045,099           $9,443,047
                                                                                    ============           ==========




          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           3/31/98            12/31/97
                                                                                           -------            --------
Current Liabilities
-------------------

Accounts Payable - Trade                                                               $ 1,389,481           $ 1,732,486
Current Maturities - Long Term Debt and Mortgages                                          273,443               260,267
Capital Lease Obligations                                                                   90,385                90,385
Notes Payable                                                                              200,000               125,000
Advances from Stockholders                                                                --------               179,601
Accrued Expenses                                                                         1,669,935             1,442,004
Dividends Payable                                                                           16,389                16,389
                                                                                      ------------           -----------
Total Current Liabilities                                                                3,639,633             3,846,132
Long Term Notes and Mortgages Payable, Less Current Portion                                899,723               555,926
-----------------------------------------------------------
Capital Lease Obligations, Less Current Portion                                            133,338               155,848
-----------------------------------------------                                       ------------           -----------

Total Liabilities                                                                        4,672,694             4,557,906
                                                                                      ------------           -----------

Minority Interest                                                                           31,250                38,250
                                                                                      ------------           -----------

Stockholders' Equity
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
         authorized, 1,000,000 issued and outstanding                                        1,000                 1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
         authorized, 3,373,000 issued                                                        3,373                 3,373
Common Stock, Class B, $.001 par value, 25,000,000 shares
         authorized, 4,310,000 and 4,173,000 issued and outstanding                          4,310                 4,173
Additional Paid in Capital                                                               7,561,496             6,917,089
Retained Deficit                                                                        (1,366,469)           (1,216,189)
                                                                                      -------------          ------------
                                                                                         6,203,710             5,709,446
Less: Class A common stock in treasury, 269,202
         shares in 1998 and 1997                                                          (862,555)             (862,555)
                                                                                      ------------           -----------
Total Stockholders' Equity                                                               5,341,155             4,846,891
                                                                                      ------------           -----------

Total Liabilities and Stockholders' Equity                                            $ 10,045,099           $ 9,443,047
                                                                                      ============           ===========



          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                              1998                         1997
                                                                              ----                         ----
Sales                                                                  $ 3,070,052                     $3,804,818
Cost of Sales                                                            1,934,499                      1,993,598
                                                                       -----------                      ---------

Gross Profit on Sales                                                    1,135,553                      1,811,220
                                                                       -----------                    -----------

Operating Costs
---------------

Payroll Expense                                                            543,180                        724,388
Professional Fees                                                           86,444                         48,006
Auto, Travel and Entertainment                                              49,622                         92,722
Amortization and Depreciation                                              138,957                         73,980
Other                                                                      451,408                        550,933
                                                                       -----------                       --------
Total Operating Costs                                                    1,269,611                      1,490,029
                                                                       -----------                    -----------

Income (Loss) From Operations                                             (134,058)                       321,191
                                                                       ------------                   -----------

Other Income (Expense)
----------------------

Interest Expense                                                           (35,977)                       (43,460)
Minority Interest                                                          -------                        (42,185)
Other Income (Expense)-Net                                                  (5,567)                       (20,605)
                                                                       ------------                       --------
Total Other Income (Expense) - Net                                         (41,544)                      (106,250)
                                                                       ------------                   ------------

Income (Loss) Before Taxes                                                (175,602)                       214,941

Income Tax Provision (Benefit)                                             (14,520)                        12,000
                                                                       ------------                   -----------


Net Income (Loss)                                                      $  (161,082)                   $   202,941

Preferred Stock Dividends of Subsidiaries                               ---------                        (141,950)
                                                                       -----------                    ------------

Net Income (Loss)  Available for Common Stockholders                   $  (161,082)                   $    60,991
                                                                      =============                  ============

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                              $(0.02)                         $0.01
                                                                         =======                         =====


          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31,1998
                                  (Unaudited)

                                                             COMMON         COMMON            ADDITIONAL           RETAINED
                                           PREFERRED         STOCK          STOCK              PAID-IN             EARNINGS
                                             STOCK          CLASS A        CLASS B              CAPITAL           (DEFICIT)
                                             -----------------------------------------------------------------------------------
Balance December 31, 1997                   $ 1,000         $ 3,373        $ 4,173           $ 6,917,089       $  (1,216,189)
-------------------------

Issuance of common stock and limited                                           137               644,407
  partnership units
Unrealized gain on marketable securities                                                                              10,802
Net loss for three months ended 3/31/98                                                                             (161,082)


                                           -------         --------       --------          ------------      --------------

Balance March 31,1998                       $ 1,000         $ 3,373        $ 4,310           $ 7,561,496        $ (1,366,469)
                                            =======         =======        =======           ===========        =============


                                                                       TOTAL
                                                 TREASURY          STOCKHOLDERS'
                                                  STOCK               EQUITY
                                           ------------------------------------------
Balance December 31, 1997                        $ (862,555)         $ 4,846,891
-------------------------

Issuance of common stock and limited                                     644,544
  partnership units
Unrealized gain on marketable securities                                  10,802
Net loss for three months ended 3/31/98                                 (161,082)


                                                -----------       --------------

Balance March 31,1998                            $ (862,555)        $  5,341,155
                                                 ===========        ============


          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                                   3/31/98                      3/31/97
                                                                                   -------                      -------
Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                                     $ 2,955,753                 $ 3,412,961
Cash paid to suppliers and employees                                              (3,127,547)                 (3,652,165)
Interest received                                                                        943                     -------
Interest paid                                                                        (35,977)                    (43,460)
Income taxes paid                                                                     ------                     (12,000)
                                                                                 -----------                 ------------
  Net cash used for operating activities                                            (206,828)                   (294,664)
                                                                                 ------------                ------------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of fixed assets                                                           (457,612)                    (76,709)
Purchases of marketable securities and investments                                  (158,215)                   (113,302)
                                                                                 ------------                ------------
   Net cash used for investing activities                                           (615,827)                   (190,011)
                                                                                 ------------                ------------

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from stock and limited partnership units                                    430,014                   1,534,579
Preferred dividends paid                                                              ------                     (92,368)
Receipts of (payments on) notes                                                      409,463                    (105,926)
Net advances from affiliates-stockholders                                           (179,601)                    (11,933)
                                                                                 ------------                ------------
   Net cash provided by financing activities                                         659,876                   1,324,352
                                                                                 -----------                 -----------

Net (Decrease) Increase In Cash and Cash Equivalents                                (162,779)                    839,677
----------------------------------------------------

Cash and Cash Equivalents - January 1                                            $   282,009                 $   382,548
-------------------------------------                                            -----------                 -----------

Cash and Cash Equivalents - March 31                                             $   119,230                 $ 1,222,225
------------------------------------                                             ============                ===========

Net (Loss) Income                                                                $  (161,082)                    202,941
Amortization and depreciation                                                        138,957                      73,980
Minority interest                                                                     (7,000)                     42,185
Increase in accounts receivable                                                     (114,299)                   (391,857)
(Increase) decrease in inventory                                                      22,488                      (5,393)
(Increase) decrease in other current assets and other assets                          29,182                    (361,760)
Decrease in accounts payable                                                        (343,005)                   (141,369)
Increase in accrued expenses                                                         227,931                     286,609
                                                                                 -----------                     -------
Net cash used for operating activities                                           $  (206,828)                $  (294,664)
                                                                                 ============                ============


          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarters ended March 31, 1998 and 1997, the Company recognized an unrealized gain of $10,802 and an unrealized loss of $1,061, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased by $10,802 and decreased by $1,061 for the quarters ended March 31, 1998 and 1997, respectively.

Dividends of $141,950 were accrued and charged to retained earnings for the quarter ended March 31, 1997.





          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Industries, Inc. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March
31, 1998 presentation.   The December 31, 1997 balance sheet was derived from
audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                          NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a March 31, 1998 and December 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31,1998 are not necessarily indicative of the results to be expected for the full year.

                          NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) as adjusted by the preferred dividends by the weighted average number of shares outstanding during the period.

                          NOTE 4- BUILDING AND RELATED MORTGAGES

The Company closed on an office condo building located in Reston, Virginia during the first quarter of 1998. This facility, which cost approximately $360,000, will house the Company's corporate office and USIB and USIB Holdings insurance operations.

The facility was financed with a $281,250 first trust mortgage loan from a bank. The first trust mortgage loan bears a 9% interest rate and has a three year maturity with monthly principal and interest payments based on a fifteen year amortization. Additional financing of $37,500 was provided through a second trust mortgage loan from a financial institution. The second trust mortgage bears interest at 13% and has a term of three years. The second trust loan carries monthly interest payments only until the loan is paid in full. Monthly interest will be adjusted accordingly for any partial repayments of principal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                   Century Industries, Inc. in Consolidation
                             with its Subsidiaries

The Company has grown by acquisition since late 1995. The first quarter 1998 results reflect the Company's continuing growth in assets and capital over the prior year's first quarter, but reflect a relatively small consolidated net loss due to the costs of financing the continuing growth of its subsidiaries (described elsewhere herein).

Its consolidated assets increased to $10,045,099 at first quarter 1998 from $9,443,047 at 12-31-97, a 6% increase. Consolidated capital has increased from $4,846,891 at 12-31-97 to $5,341,155 in 1998, a 10% increase.

With respect to the operating subsidiaries, Scibal Associates was profitable, and Century Steel Products had a small loss as discussed below, but overall, the operating subsidiaries were profitable. Additional operating losses were experienced by USIB attributable to USIB's and USIB Holdings LP's costs associated with the go forward plan described elsewhere herein, and the maintenance costs of the Parent Company. The operating income for each subsidiary and the parent company, and in consolidation is shown as follows:

                       Century       USIB         Scibal     CNTI
                    Steel Products  & Holdings    Claims    Parent     Total
                    --------------  ----------   --------   ------   ---------
Revenues            $  1,104,575     -0-        1,965,477    -0-    3,070,052
Operating Income         (63,527)   (193,456)     144,112   (21,187) (134,058)
Income (Loss)
     before taxes        (70,398)   (193,720)     109,703   (21,187) (175,602)
Provision for taxes                                                    14,520
Net Income Available for Common Stockholders                         (161,082)

It should be noted that CSP and Scibal jointly had operating income of $80,585 on revenues of $3,070,052, USIB and USIB Holdings LP lost ($193,456) as development stage subsidiaries, and maintenance costs for the Registrant were ($21,187), resulting in a consolidated income (loss) before taxes of ($175,602). Operating earnings (loss) per common share were ($.02) per share for the quarter.

Consolidated first quarter sales were $3,070,052, a decrease of $734,766 from first quarter sales of $3,804,818 in 1997. Consolidated gross profit decreased from $1,811,220 in 1997 to $1,135,553 in 1998. Consolidated operating costs decreased concomitantly from $1,490,029 in 1997 to $1,269,611 in 1998. The consolidated operating income from operations was ($134,058) in 1998, a decrease from the $321,191 for the same period in 1997.

The earnings (loss) per share was ($.02) for the first quarter of 1998, a $.03 decrease over the $.01 earned in the first quarter 1997. Outstanding shares increased from 6,096,000 in first quarter 1997, to 7,414,226, after deducting 269,202 Class A shares classified as treasury stock, in the first quarter 1998, due to final preferred stock conversions and Class B quarterly stock dividends being paid to former USIB preferred shareholders at the rate of 8% per annum, to those preferred investors who have been unable to liquidate their Class B shares received after converting from USIB preferred stock to Class B stock of the Company.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of their operations.

FUTURE PROSPECTS: TRENDS AND EVENTS LIKELY TO MATERIALLY IMPACT REGISTRANT'S SHORT AND LONG TERM LIQUIDITY, REVENUES AND INCOME FROM CONTINUING OPERATIONS

CSP's, USIB's and Scibal's management teams expect to increase their respective revenues and earnings substantially in 1998 through the Company's go forward business plan described elsewhere herein, and Management continues to believe that its investment in that program will provide a substantial return on that investment. The Company's focus for 1998 is its formation and capitalization of a new Florida insurance company to take advantage of the State of Florida JUA Homeowners Insurance TakeOut Program.

USIB Holdings, LP, whose general partner is USIB, has expended funds to cover legal, auditing and compliance expenses, as well as the go forward expense associated with the underwriting of the offering which is planned to finance the Florida insurance JUA Program.

On March 5, 1998, the Company entered into two Letters of Intent with an NASD member firm. The first letter of intent covers a $7,000,000 private placement of Senior Callable Convertible Preferred shares, the proceeds of which are to fund the formation and capitalization of the proposed new Florida insurance company. The second letter of intent covers a public offering of an additional $12,000,000 to $15,000,000 of Senior Callable Convertible Preferred shares, the proceeds of which are generally to be used for further insurance related acquisitions. In addition, the proposed registered offering will include the registration of the privately placed shares.

Management projects that the proposed Florida insurance company will earn substantial revenues of its own, while providing Scibal Associates with additional claims adjustment revenues, and USIB with service fees as the insurance company's Managing General Agent.

The proposed Florida insurance company is projected to have first year revenues of $40,000,000, and first year's earnings are projected at $3,800,000, exclusive of the revenues and profits it is expected to generate for both Scibal Associates and USIB. Sixteen insurance companies have participated in the Florida JUA Program to date and claims have averaged 25% of net premiums after reinsurance costs.

The Company intends to organize Century Property and Casualty Insurance Company (the "Insurance Company") under Florida law as a multiple line property and casualty insurer licensed in the State of Florida. The Company will use approximately $5.3 million of the proceeds of this Private Offering to provide the capital and surplus which the Insurance Company will need in order to be able to participate in the Market TakeOut Program of the Florida Residential Property and Casualty Joint Underwriting Association (the "JUA").

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

The proposed Florida insurance company's initial business operations will consist of providing property and casualty insurance coverage through homeowners insurance policies that are acquired from the JUA. The Company anticipates that the proposed Florida insurance company will acquire between 30,000 and 60,000 policies from the JUA within the first year of the proposed Florida insurance company's operations, representing approximately $40,000,000 in annual renewal premiums. The Company further anticipates that the proposed Florida insurance company will offer homeowners property and casualty insurance in Florida in the voluntary insurance market through independent agents. The earnings of the proposed Florida insurance company from policy premiums will be supplemented by the generation of investment income from investment policies adopted by the proposed Florida insurance company's Board of Directors. Principal investment goals will be to maintain safety and liquidity, enhance equity values and achieve an increased rate of return consistent with Florida's regulatory requirements.

The Company expects to rely on the use of reinsurance to limit the amount of risk retained under its policies and to increase its ability to write additional risk. The Company's intention is to limit the exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that transfer the risk of loss in excess of $1,000,000.

The property and casualty reinsurance industry is subject to the same market conditions as the direct property and casualty insurance market. Today there is an over capacity of limits, with very competitive rates. The required (catastrophe) limits would probably be $75,000,000 excess of $1,000,000 retention, with individual policies written on a fifty-fifty quota share basis.

The Company's research has revealed that, in the absence of a major catastrophe, homeowners' insurance claims in Florida have been averaging approximately 22% of net premium annually, or approximately $4,400,000 on $20,000,000 of net premium. Prior to the occurrence of hurricane Andrew in 1994, many insurance companies maintained very concentrated coverage exposures in Monroe, Dade, Broward and Palm Beach Counties in Florida. After Hurricane Andrew, many insurers chose not to write homeowners insurance in Florida. Florida ultimately implemented the JUA program to cover the resulting shortfall in coverage availability. The JUA is now providing to all insurers who qualify an opportunity to "depopulate" the JUA pool through assumption of a pro rata cross section of state-wide risks in all zip codes, so that no insurer will have a concentration in the above-mentioned counties.

The Company's actuarial projections indicate that, if another Andrew-force hurricane occurs, the proposed Florida insurance company's losses will be capped at $5,000,000 on each tranche of $40,000,000 in premium. By reason of the fact that the proposed Florida insurance company will have initial capital and surplus of approximately $5,300,000, it will receive, pursuant to the regulations which govern the JUA program, a "Surplus Bonus" of $3,700,000. Accordingly, the proposed Florida insurance company will have aggregate beginning capital and surplus of approximately $9,000,000.

The proposed Florida insurance company expects to receive a minimum bonus payment of approximately $3,700,000 based on a portfolio of approximately 30,000 to 60,000 policies. Bonus payments must be held in escrow for three years, during which time the funds can be utilized for statutory reserves, but may otherwise only be used for certain prescribed purposes, such as payment of claims. After the three-year period, the Insurance Company will have unrestricted use of the bonus payment funds. Additionally, the Insurance Company will have investment income from the bonus payments, which will be made available at the end of the three years.

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

SUBSIDIARIES' FIRST QUARTER RESULTS OF OPERATIONS

                       Century Steel Products, Inc. (CSP)

CSP's first quarter manufacturing revenues always reflect the nation's winter weather in the steel subsidiary's marketing area, and manufacturing revenues reflect winter conditions in general. In spite of the weather, CSP's sales were 10% greater than first quarter 1997, even though commercial and residential construction volumes were generally consistent with 1997 in the region.

CSP's sales of $1,104,575 for the first quarter 1998 were $99,276 or 10% greater than $1,005,299 for the 1997 first quarter.

CSP's trade debt was $731,169 as compared to $451,120 in the first quarter of 1997.

CSP's first quarter 1998 operating loss was ($63,527), this being considerably lower than the 1997 first quarter's 1997 operating profits of $211,712.

This earnings decrease is attributed to CSP's increasing dependence on fabrication and installation projects (which have contributed to its increased revenues), as CSP must substantially complete those projects before the revenue recognition therefrom can be recognized. CSP anticipates implementing a work in process account during the 2nd quarter 1998 to properly reflect its expenses on those projects while they are in the process of completion.

                          U.S. Insurance Brokers, Inc.

The $40,000,000 first year revenue projections for the new Florida insurance subsidiary provide for a $2,000,000 service fee for USIB as the MGA. USIB will facilitate the liaison and agency plant supervision for the Florida insurance agents providing the sales for the Florida insurance subsidiary. USIB will also be responsible for cross marketing the sale of other insurance products to the Florida homeowners it will already be writing. These products will include automobile, accident and health insurance.

USIB will be the managing general agency for Century Property & Casualty. Its primary function will be the marketing of insurance products for Century Property & Casualty, and acting as a licensed agency liaison, coordinating Century Property & Casualty functions between Century Industries, Century Property & Casualty and Century Insurance Management, Inc.

USIB, organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 1155 Connecticut Ave., N.W., Suite 300, Washington, D.C., 20036 and its telephone number is (202) 965-6555. It has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

Results of Operations

USIB's first quarter 1998 operating loss was ($40,554), a decrease of 43% from the operating loss of ($71,226) in 1997. This loss resulted from continued operating and development costs related to its national association marketing programs and its plan to act as the MGA for the proposed Florida insurance subsidiary.

                            Scibal Associates, Inc.

In 1996 the Company acquired DC Partners, Ltd. (DCP), in Somers Point, NJ. Scibal Associates, Inc., (Scibal), formerly the wholly owned subsidiary of DC Partners, Ltd., is a third party claims administrator (TPA) , adjusting and settling claims for both insurance companies and self insured companies and institutions. Scibal adjusts in excess of
$80,000,000 of claims annually.   Scibal is now a wholly owned subsidiary of
USIB, as DCP and USIB merged with USIB surviving the merger.

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

The customer base of Scibal consists of municipal and other government-related entities, primarily in New Jersey, as well as an expanding base of national and regional industrial, retail and service corporations. A representative list of Scibal's clients includes Temple University, Princeton University, Masco Corporation, Sequa Corporation, Burlington Coat Factory Warehouse Corporation, Sentinel Real Estate, the City of Jacksonville, the Jacksonville Electric Authority and the Jacksonville Jaguars football team organization.

Scibal's customers are comprised of clients of long standing, no one of which is significant to the company. Being a service provider, there is no dependence on any major supplier.

While competition in the claims administration industry is substantial, it has evolved in the 90's into an industry where the administrator must be hardware and software intensive, and the software must be developed internally and is therefore proprietary. Scibal has the capacity to create, maintain and utilize this software and is very competitive in the claims administration software industry. Additionally, it has its 45 year track record of performance and integrity in its operations and results on behalf of its clients, and handles claims administration deposits for its clients.

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

Claims administration fees currently mirror the "soft" market in the entire insurance industry. Rates are presently so competitive that they are stagnant or reducing and have been for the last 4 years. Profit margins are slimmer in soft markets, but markets are cyclical, and have historically upturned and rates become "hard" for an undetermined cycle after they have remained soft for an undetermined cycle.

Scibal presently employs approximately 120 persons. None of the employees are represented by labor unions so the company is not vulnerable to union demands or the threat of a strike. Employee turnover is at a rate consistent with or lower than the industry average, with a majority of the employees having been with the company for more than three years.

Results of Operations

Scibal's revenues of $1,965,477 for the 1998 first quarter were $834,042 lower than the first quarter of 1997 revenues of $2,799,519, a reduction of 30%. This reduction was due to management's continued objective of replacing less profitable accounts with accounts where profit margins are greater.

Scibal's trade debt was $642,174 in 1998 as compared to $1,037,654 in the first quarter of 1997, a concomitant reduction of 38%.

Scibal's first quarter 1998 operating income of $144,112 was $46,409 lower than the 1997 first quarter's operating income of $190,521, a reduction of 24%.

However, Scibal's operating income for first quarter 1998 was 7.3% of revenues, and operating income for first quarter 1997 was 6.8% of revenues. Operating income therefore has increased as a percentage of revenues over the previous year.

                       USIB Holdings Limited Partnership

USIB Holdings LP was formed in 1997 for the purpose of acting as an acquisition entity for the proposed acquisition of Reinsurance Corporation of America, which management has been in active negotiations to purchase for approximately one year.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the go forward business plan as capital. This reduced the potential dilution of the Company's shares after the securities underwriting which is planned for financing the new Florida insurance subsidiary. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor rather than exercise and sell the Class B shares underlying his warrant based upon his demand registration rights which originally attached to his warrants.

The limited partnership will also provide favorable tax advantages to the Company in that earnings upstreamed to the holding entity by any newly acquired company can be upstreamed to the Company without being taxed in the holding entity (USIB Holdings, LP) prior to being recognized as consolidated income by the parent holding company, Century Industries, Inc.

The USIB Holdings, LP is being managed and operated by USIB as its General Partner, and thus the information regarding USIB as explained herein will again satisfy most of the informational requirements of the USIB Holdings, LP.

Results of Operations

USIB Holdings, LP had a first quarter 1998 development stage operating loss of ($152,902).

This operating earnings loss is attributed to the go forward expenses connected with the acquisition of Reinsurance Corporation of America and the formation of the proposed Florida property & casualty insurance company.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries' primary sources of capital are their accounts receivable, their bank credit lines, and their private placement of convertible securities from time to time.

Consolidated accounts receivable were $2,021,745 at March 31, 1998, an increase of $365,978 over its accounts receivable of $1,655,767 at March 31, 1997, a 22% increase.

The Company has entered into two Letters of Intent with an NASD member firm in New York City. The Company has agreed to pay the underwriter's legal and due diligence fees associated with the offering, which are anticipated to be approximately $85,000.

Consistent with the relationship with its underwriter, the Company has further retained insurance counsel to represent the Company in the application process for the proposed Florida insurance subsidiary, and other professionals who have assisted with the insurance business plan, proposed reinsurance matters, management considerations, etc. The Company believes that the proceeds of the underwriting will be sufficient to capitalize the proposed Florida insurance company and to provide its operations with sufficient working capital and surplus to finance its future operations.

                          PART II - Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

NONE


                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 1998


                                    Century Industries, Inc.


                                   \S\ Ted L. Schwartzbeck
                                   ---------------------------------------------
                                       Ted L. Schwartzbeck, President and CEO

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

(11) Statement re computation of per share earnings. Attached hereto.

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