Form 10QSB
period 1998-06-30
CENTURY INDUSTRIES INC /DC/
filed 1998-08-17
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998
                         Commission File Number: 0-9969

                                 August 14, 1998

                            CENTURY INDUSTRIES, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



      District of Columbia                                 54-1666769
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

      45034 Underwood Lane
        Sterling, Va.                                       20166
     (Mail) P.O. Box 319
        Sterling, Va.                                       20167
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

At June 30, 1998, 3,103,798 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding after deducting 269,202 Class A shares classified as treasury stock, and 4,430,428 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                 Page
PART 1.       FINANCIAL INFORMATION
Item 1        Consolidated Financial Statements                                                  F1
              Consolidated Balance Sheets as of June 30, 1998
                and December 31, 1997                                                            F2-3
              Consolidated Statements of Operations for the six
                months ended June 30, 1998 and 1997 and for the three
                months ended June 30, 1998 and 1997                                              F4 -5
              Consolidated Statement of Changes in Stockholders'
                Equity for the three months ended March 31, 1998 and
                 June 30, 1998                                                                   F6
              Consolidated Statements of Cash Flows for the six months
                ended June 30,  1998 and 1997                                                    F7-8
              Notes to Consolidated Financial Statements                                         F9-10

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                              FINANCIAL STATEMENTS


In the opinion of the management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the six month periods ended June 30, 1998 and 1997.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB/A for the year ended December 31, 1997. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1998 presentation.

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                   6/30/98                 12/31/97
--------------                                                   -------                 --------
Cash and Cash Equivalents                                    $   181,658              $   282,009
Accounts Receivable-Trade (Net of allowance
  for doubtful accounts of
  $120,000 in 1998 and 1997)                                   2,005,256                1,907,446
Inventory                                                        236,729                  256,695
Marketable Securities                                            128,362                  106,952
Other Current Assets                                             562,484                  572,462
                                                             -----------              -----------


Total Current Assets                                           3,114,489                3,125,564
                                                             -----------              -----------

Property and Equipment
----------------------

Land and Building                                                361,475                 --------
Software and Computer Equipment                                2,057,190                1,997,743
Furniture and Fixtures                                           829,441                  779,941
Machinery and Equipment                                           50,508                   15,875
Transportation Equipment                                         215,429                  215,429
Leasehold Improvements                                           159,250                  151,878
                                                             -----------              -----------
                                                               3,673,293                3,160,866
Less: Accumulated Depreciation                                (1,243,496)              (1,083,443)
                                                             -----------              -----------
Net Property and Equipment                                     2,429,797                2,077,423
                                                             -----------              -----------


Other Assets
------------

Investments                                                    1,134,278                  991,842
Deferred Costs                                                   846,347                  726,666
Security Deposits                                                104,463                  106,779
Goodwill, Net                                                  1,931,690                1,949,035
Due from Related Parties                                          86,346                  128,422
Other Assets                                                     377,535                  337,316
                                                             -----------              -----------
Total Other Assets                                             4,480,659                4,240,060
                                                             -----------              -----------

Total Assets                                                 $10,024,945              $ 9,443,047
                                                             ===========              ===========



           See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     6/30/98          12/31/97
                                                                                     -------          --------
Current Liabilities
-------------------
Accounts Payable - Trade                                                         $ 1,314,703       $ 1,732,486
Current Maturities - Long Term Debt and Mortgages                                    315,434           260,267
Capital Lease Obligations                                                             96,941            90,385
Notes Payable                                                                        200,000           125,000
Advances from Stockholders                                                         ---------           179,601
Accrued Expenses                                                                   1,740,448         1,442,004
Dividends Payable                                                                     16,389            16,389
                                                                                 -----------       -----------
Total Current Liabilities                                                          3,683,915         3,846,132
Long Term Notes and Mortgages Payable, Less Current Portion                          810,934           555,926
-----------------------------------------------------------
Capital Lease Obligations, Less Current Portion                                      103,796           155,848
-----------------------------------------------                                  -----------       -----------

Total Liabilities                                                                  4,598,645         4,557,906
                                                                                 -----------       -----------

Minority Interest                                                                     44,550            38,250
                                                                                 -----------       -----------

Stockholders' Equity
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
        authorized, 1,000,000 issued and outstanding                                   1,000             1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
        authorized, 3,373,000 issued                                                   3,373             3,373
Common Stock, Class B, $.001 par value, 25,000,000 shares
        authorized, 4,430,000 and 4,173,000 issued and outstanding                     4,430             4,173
Additional Paid in Capital                                                         7,798,793         6,917,089
Retained Deficit                                                                  (1,563,291)       (1,216,189)
                                                                                 -----------       -----------
                                                                                   6,244,305         5,709,446
Less: Class A common stock in treasury, 269,202
        shares in 1998 and 1997                                                     (862,555)         (862,555)
                                                                                 -----------       -----------
Total Stockholders' Equity                                                         5,381,750         4,846,891
                                                                                 -----------       -----------

Total Liabilities and Stockholders' Equity                                       $10,024,945       $ 9,443,047
                                                                                 ===========       ===========



           See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                                  1998                 1997
                                                                  ----                 ----
Sales                                                         $6,436,813            $7,850,284
Cost of Sales                                                  3,994,381             4,349,311
                                                              ----------            ----------

Gross Profit on Sales                                          2,442,432             3,500,973
                                                              ----------            ----------

Operating Costs
---------------

Payroll Expense                                                1,065,561             1,349,326
Professional Fees                                                320,268               139,358
Auto, Travel and Entertainment                                   103,964               174,963
Amortization and Depreciation                                    287,014               156,307
Other                                                            929,159             1,063,121
                                                              ----------            ----------
Total Operating Costs                                          2,705,966             2,883,075
                                                              ----------            ----------

Income (Loss) From Operations                                   (263,534)              617,898
                                                              ----------            ----------

Other Income (Expense)
----------------------

Interest Expense                                                 (76,131)              (80,073)
Minority Interest                                                ( 6,300)              (46,156)
Other Income (Expense)-Net                                       (40,989)              113,622
                                                              ----------            ----------
Total Other Income (Expense) - Net                              (123,420)              (12,607)
                                                              ----------            ----------

Income (Loss) Before Taxes                                      (386,954)              605,291

Income Tax Provision (Benefit)                                   (14,520)               70,200
                                                              ----------            ----------


Net Income (Loss)                                             $ (372,434)           $  535,091

Preferred Stock Dividends of Subsidiaries                       ------                (167,700)
                                                              ----------            ----------

Net Income (Loss)  Available for Common Stockholders          $ (372,434)           $  367,391
                                                              ==========            ==========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                     $(0.05)                $0.06
                                                                =======                =====


           See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                                          1998                1997
                                                                          ----                ----
Sales                                                                  $3,366,761          $4,045,466
Cost of Sales                                                           2,059,882           2,355,713
                                                                       ----------          ----------

Gross Profit on Sales                                                   1,306,879           1,689,753
                                                                       ----------          ----------

Operating Costs
---------------

Payroll Expense                                                           522,381             624,938
Professional Fees                                                         233,824              91,352
Auto, Travel and Entertainment                                             54,342              82,241
Amortization and Depreciation                                             148,057              82,327
Other                                                                     477,751             512,188
                                                                       ----------          ----------
Total Operating Costs                                                   1,436,355           1,393,046
                                                                       ----------          ----------

Income (Loss) From Operations                                            (129,476)            296,707
                                                                       ----------          ----------


Other Income (Expense)
----------------------

Interest Expense                                                          (40,154)            (36,613)
Minority Interest                                                          (6,300)             (3,971)
Other Income (Expense)-Net                                                (35,422)            134,227
                                                                       ----------          ----------
Total Other Income (Expense) - Net                                        (81,876)             93,643
                                                                       ----------          ----------

Income (Loss) Before Taxes                                               (211,352)            390,350

Income Tax Provision (Benefit)                                           ------                58,200
                                                                       ----------          ----------


Net Income (Loss)                                                      $ (211,352)         $  332,150

Preferred Stock Dividends of Subsidiaries                                ------               (25,750)
                                                                       ----------          ----------

Net Income (Loss)  Available for Common Stockholders                   $ (211,352)         $  306,400
                                                                       ==========          ==========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                              $(0.03)             $0.05
                                                                         =======             =====


           See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30,1998
                                  (Unaudited)


                                                             COMMON       COMMON        ADDITIONAL
                                              PREFERRED      STOCK         STOCK         PAID-IN
                                                STOCK       CLASS A       CLASS B        CAPITAL
                                            ---------------------------------------------------------


Balance December 31, 1997                      $1,000        $3,373        $4,173       $6,917,089
-------------------------

Issuance of common stock and limited                            137                        644,407
  partnership units
Unrealized gain on marketable securities
Net loss for three months ended 3/31/98
                                               ------        ------        ------       ----------


Balance March 31,1998                          $1,000        $3,373        $4,310       $7,561,496

Issuance of common stock and limited
 partnership units                                                            120          237,297
Unrealized gain on marketable securities
Net loss for three months ended 6/30/98

Balance June 30, 1998                          ------        ------        ------       ----------

                                               $1,000        $3,373        $4,430       $7,798,793
                                               ======        ======        ======       ==========

                                                    RETAINED                                TOTAL
                                                    EARNINGS         TREASURY            STOCKHOLDERS'
                                                    (DEFICIT)         STOCK                 EQUITY
                                                --------------------------------------------------------

Balance December 31, 1997                        $(1,216,189)       $(862,555)             $4,846,891
-------------------------

Issuance of common stock and limited                                                          644,544
  partnership units
Unrealized gain on marketable securities              10,802                                   10,802
Net loss for three months ended 3/31/98             (161,082)                                (161,082)
                                                 -----------        ---------              ----------


Balance March 31,1998                            $(1,366,469)       $(862,555)             $5,341,155

Issuance of common stock and limited
 partnership units                                                                            237,417
Unrealized gain on marketable securities              14,530                                   14,530
Net loss for three months ended 6/30/98             (211,352)                                (211,352)

Balance June 30, 1998                            -----------        ---------              ----------
                                                 $(1,563,291)       $(862,555)             $5,381,750
                                                 ===========        =========              ==========


          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                                               6/30/98            6/30/97
                                                                               -------            -------
Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                                 $ 6,339,003        $ 7,431,999
Cash paid to suppliers and employees                                          (7,132,505)        (8,167,645)
Interest paid                                                                    (76,131)           (80,073)
Income taxes paid                                                               -------             (70,200)
                                                                             -----------        -----------
  Net cash used for operating activities                                        (869,633)          (885,919)
                                                                             -----------        -----------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of fixed assets                                                       (512,427)          (162,641)
Purchases of marketable securities and investments                              (163,846)          (680,058)
                                                                             -----------        -----------
   Net cash used for investing activities                                       (676,273)          (842,699)
                                                                             -----------        -----------


Cash Flows from Financing Activities:
-------------------------------------
Proceeds from stock and limited partnership units                              1,285,477          2,130,241
Preferred dividends paid                                                         ------            (251,046)
Receipts of (payments on) notes                                                  339,679           (138,934)
Net advances from affiliates-stockholders                                       (179,601)          (206,335)
                                                                             -----------        -----------
   Net cash provided by financing activities                                   1,445,555          1,533,926
                                                                             -----------        -----------

Net Decrease In Cash and Cash Equivalents                                       (100,351)          (194,692)
-----------------------------------------

Cash and Cash Equivalents - January 1                                        $   282,009        $   382,548
-------------------------------------                                        -----------        -----------

Cash and Cash Equivalents - June 30                                          $   181,658        $   187,856
-----------------------------------                                          ===========        ===========

Net (Loss) Income                                                            $  (372,434)       $   535,091
Amortization and depreciation                                                    287,014            156,307
Minority interest                                                                  6,300             46,156
Increase in accounts receivable                                                  (97,810)          (618,285)
(Increase) decrease in inventory                                                  19,966            (21,468)
(Increase) decrease in other current assets and other assets                    (593,330)          (849,432)
Decrease in accounts payable                                                    (417,783)          (352,683)
Increase in accrued expenses                                                     298,444            218,395
                                                                             -----------        -----------
Net cash used for operating activities                                       $  (869,633)       $  (885,919)
                                                                             ===========        ===========


          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)


For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarters ended and for the six months ended June 30, 1998 and 1997, the Company recognized unrealized gains of $14,530 and $4,909 and $25,332 and $3,848, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased for the quarters ended and for the six months ended
June 30, 1998 and 1997.

Dividends of $141,950 were accrued and charged to retained earnings for the quarter ended June 30, 1997.

























          See accompanying notes to consolidated financial statements

                   CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Industries, Inc. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1998 presentation. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

          NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a June 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30,1998 are not necessarily indicative of the results to be expected for the full year.

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

          NOTE 5 - SALE OF STOCK

On July 2, 1998 the Company announced that its placement agent, Security Capital Trading, Inc., has commenced a Private Placement of $10 million of Senior Callable Convertible Preferred Stock, the proceeds of which will be utilized to capitalize the Company's proposed property and casualty insurance subsidiary in Florida. The insurance company subsidiary will participate in the State of Florida's Joint Underwriting Association (JUA) depopulation of its homeowners program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                   Century Industries, Inc. in Consolidation
                             with its Subsidiaries

The Company has grown by acquisition since late 1995. The second quarter 1998 results reflect the Company's continuing growth in assets and capital over the prior year's second quarter, but reflect a consolidated net loss due to the costs of financing the continuing growth of its subsidiaries (described elsewhere herein) and the continuing overhead costs from the formation and underwriting for the Registrant's proposed Florida property and casualty insurance company subsidiary.

The Registrant's consolidated assets increased to $10,024,945 at second quarter 1998 from $9,443,047 at 12-31-97, a 6% increase. Consolidated capital has increased from $4,846,891 at 12-31-97 to $5,381,750 in second quarter 1998, an 11% increase.

For the second quarter, with respect to the operating subsidiaries, Scibal Associates and Century Steel Products, were profitable. Additional operating losses were experienced by USIB and attributable to USIB's and USIB Holdings LP's costs associated with the go forward plan described elsewhere herein, and the maintenance costs of the Parent Company. The operating income for the second quarter and for each subsidiary and the parent company, and in consolidation is shown as follows:


                                                 Century       USIB         Scibal       CNTI
                                              Steel Products  & Holdings    Claims      Parent        Total
                                              --------------  ----------  -----------   -------     ---------
Revenues                                      $  1,460,811     -0-        1,905,950      -0-       3,366,761
Operating Income                                   140,472    (379,311)     128,097     (18,734)    (129,476)
Income (Loss)
     before taxes                                  113,938    (379,311)      72,755     (18,734)    (211,352)
Provision for taxes                                                                                   -----
Net Income Available for Common Stockholders                                                        (211,352)


It should be noted that CSP and Scibal jointly had operating income of $268,569 on revenues of $3,366,761, USIB and USIB Holdings LP lost ($379,311) as development stage subsidiaries, and maintenance costs for the Registrant were ($18,734), resulting in a consolidated loss before taxes of ($211,352). Operating earnings (loss) per common share were ($.03) per share for the quarter.

Consolidated second quarter sales were $3,366,761, a decrease of $678,705 from second quarter sales of $4,045,466 in 1997. Consolidated gross profit decreased from $1,689,753 in 1997 to $1,306,879 in 1998. Consolidated operating costs increased slightly from $1,393,046 in 1997 to $1,436,355 in 1998. The consolidated operating income (loss) from operations was ($129,476) in 1998, a decrease from the $296,707 for the same period in 1997.

The Registrant's year to date 1998 revenues have decreased from $7,850,284 at June 30, 1997 to $6,436,813, a decrease of $1,413,471 or 18%. Year to date consolidated gross profit decreased from $3,500,973 at June 30, 1997 to $2,442,432 in 1998. Year to date consolidated operating costs decreased from $2,883,075 in 1997 to $2,705,966 in 1998. Year to date consolidated operating income (loss) from operations was ($263,534) in 1998, a decrease of $881,432 from the $617,898 for the same period in 1997.

The earnings (loss) per share was ($. 03) for the second quarter of 1998, a $.08 decrease over the $.05 earned in the second quarter 1997. Outstanding shares increased from 6,096,000 in second quarter 1997, to 7,534,226, after deducting 269,202 Class A shares classified as treasury stock, in the second quarter 1998, due to final preferred stock conversions and Class B quarterly stock dividends being paid to former USIB preferred shareholders at the rate of 8% per annum, to those preferred investors who have been unable to liquidate their Class B shares received after converting from USIB preferred stock to Class B stock of the Company.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of the subsidiary accounts receivable to continue to maintain the profitability of their operations.

FUTURE PROSPECTS: TRENDS AND EVENTS LIKELY TO MATERIALLY IMPACT REGISTRANT'S SHORT AND LONG TERM LIQUIDITY, REVENUES AND INCOME FROM CONTINUING OPERATIONS

USIB and Scibal's management teams expect to increase their respective revenues and earnings in 1998 through the Company's go forward business plan described elsewhere herein, and Management continues to believe that its investment in that program will provide a substantial return on that investment. The Company's focus for 1998 is its formation and capitalization of a new Florida insurance company to take advantage of the State of Florida JUA Homeowners Insurance TakeOut Program.

USIB Holdings, LP, whose general partner is USIB, has expended funds to cover legal, auditing and compliance expenses, as well as the go forward expense associated with the underwriting of the offering which is ongoing through Security Capital Trading, Inc., an NASD member firm, to finance the Florida insurance JUA Program.

In the first quarter of 1998, the Company entered into two Letters of Intent with Security Capital Trading, Inc., an NASD member firm. The first letter of intent covers a $10,000,000 private placement of Senior Callable Convertible Preferred shares, the proceeds of which are to fund the formation and capitalization of the proposed new Florida insurance company. The second letter of intent covers a public offering of an additional $12,000,000 to $15,000,000 of Senior Callable Convertible Preferred shares, the proceeds of which are generally to be used for further insurance related acquisitions. In addition, the proposed registered offering will include the registration of the privately placed shares.

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

The Company's research has revealed that, in the absence of a major catastrophe, homeowners' insurance claims in Florida have been averaging approximately 25% of net premium annually, or approximately $5,000,000 on $20,000,000 of net premium. Prior to the occurrence of hurricane Andrew in 1994, many insurance companies maintained very concentrated coverage exposures in Monroe, Dade, Broward and Palm Beach Counties in Florida. After Hurricane Andrew, many insurers chose not to write homeowners insurance in Florida. Florida ultimately implemented the JUA program to cover the resulting shortfall in coverage availability. The JUA is now providing to all insurers who qualify an opportunity to "depopulate" the JUA pool through assumption of a pro rata cross section of state-wide risks in all zip codes, so that no insurer will have a concentration in the above-mentioned counties.

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

Mr. DeAlessandro was also appointed Chairman and Executive Counselor of the Registrant during July, 1998, in a restructuring of the Company's Board. The Board believes that Mr. DeAlessandro is the best qualified Director to lead the Company as it begins to operate as an insurance holding company. Ted Schwartzbeck and David Scibal, the former President and Chairman, respectively, have assumed duties as Executive Vice Presidents of the Company, but remain as President and CEO of their respective divisions.

SUBSIDIARIES' SECOND QUARTER RESULTS OF OPERATIONS

                       Century Steel Products, Inc. (CSP)

CSP's second quarter manufacturing revenues always reflect the nation's winter weather in the steel subsidiary's marketing area, and manufacturing revenues reflect winter conditions in general. In spite of the weather, CSP's sales were 20% greater than second quarter 1997, even though commercial and residential construction volumes were generally consistent with 1997 in the region.

CSP's sales of $1,460,811 for the second quarter 1998 were $239,284 or 20% greater than $1,221,527 for the second quarter 1997. CSP's trade debt was $753,030 as compared to $428,091 in the second quarter of 1997. CSP's trade receivables for the second quarter were $1,466,660, a 63% increase over the $897,952 for the second quarter 1997. CSP's second quarter 1998 operating profit was $140,472, this being higher than the second quarter 1997 operating profits of $35,361.

CSP's year to date sales of $2,565,386 through the second quarter 1998 were $338,560 or 15% greater than $2,226,826 for the same period of 1997. CSP's year to date 1998 operating profit was $76,945, this being lower than the operating profits for the same period of 1997 of $245,273.

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

In the third quarter, 1998, USIB, working in conjunction with Scibal Associates, placed the excess workers compensation and corresponding bond insurance for Temple University and its affiliated health care operations. USIB was able to negotiate a 30% reduction in premium and a 50% reduction in the deductible for Temple University and its affiliated health care operations. In addition, several key coverage conditions were broadened.

USIB, organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 1155 Connecticut Ave., N.W., Suite 300, Washington, D.C., 20036 and its telephone number is (202) 965-6555. It has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

Results of Operations

USIB's second quarter 1998 operating loss was ($31,942), a decrease of 79% from the operating loss of ($153,199) in 1997. This loss resulted from continued operating and development costs related to its national association marketing programs and its plan to act as the MGA for the proposed Florida insurance subsidiary.

USIB's year to date 1998 operating loss was ($72,496), an increase of $120,604 over the $48,108 operating profit for the same period 1997.

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

Scibal presently employs approximately 120 persons. None of the employees are represented by labor unions so Scibal is not vulnerable to union demands or the threat of a strike. Employee turnover is at a rate consistent with or lower than the industry average, with a majority of the employees having been with the company for more than three years.

Additionally, Scibal has signed new customers to contracts which will increase Scibal's revenues, on an annualized basis, by $680,000. All contracts which expired during the second quarter 1998 have been renewed and adjusted, which should add an additional $200,000 in annualized revenues.

Payroll expenses were reduced in the second quarter 1998 by $177,000 (annualized) from the first quarter, through operating efficiencies. These staff reductions will also realize savings in other expenses, such as benefits, telephone and fax costs, and office supplies, on a go forward basis.

Results of Operations

Scibal's revenues of $1,905,950 for the 1998 second quarter were $917,989 lower than the second quarter of 1997 revenues of $2,823,939, a reduction of 33%. This reduction was due to management's continued objective of replacing less profitable accounts with accounts where profit margins are greater.

Scibal's trade debt was $537,612 in 1998 as compared to $860,051 in the second quarter of 1997, a decrease of 37%. Scibal's trade receivables at June 30, 1998 were $538,596, a 27% decrease over the $734,743 at June 30, 1997.

Scibal's second quarter 1998 operating income of $128,097 was $290,615 lower than the 1997 second quarter's operating income of $418,712, a decrease of 69%.

Year to date Scibal's sales of $3,871,427 for 1998 were $1,752,031 lower than the six months of 1997 revenues of $5,623,458, a reduction of 31%. This reduction was due to management's continued objective of replacing less profitable accounts with accounts where profit margins are greater.

Scibal's year to date 1998 operating income of $272,211 was $337,022 lower than the 1997 year to date operating income $609,233, a reduction of 55%.

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

Results of Operations

USIB Holdings, LP had a second quarter 1998 development stage operating loss of ($347,369).

This operating earnings loss is attributed to the go forward expenses connected with the formation of the proposed Florida property and casualty insurance company and associated underwriter's fees.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries' primary sources of capital are their accounts receivable, their bank credit lines, and their private placement of convertible securities from time to time.

Consolidated accounts receivable were $2,005,256 at June 30, 1998, an increase of $123,061 over its accounts receivable of $1,882,195 at June 30, 1997, a 7% increase.

The Company has entered into two Letters of Intent with Security Capital Trading, Inc., an NASD member firm located in New York City. The Company has agreed to pay the underwriter's legal and due diligence fees associated with the offering, which are anticipated to be approximately $85,000.

As of the date of this filing, the Company is moving into one of the final stages of completing its Form A license application with the State of Florida, in order to utilize the proceeds of the private offering of Senior Callable Preferred stock.

Consistent with the relationship with its underwriter, the Company has further retained insurance counsel to represent the Company in the application process for the proposed Florida insurance subsidiary, and other professionals who have assisted with the insurance business plan, proposed reinsurance matters, and management considerations. The Company believes that the proceeds of the underwriting will be sufficient to capitalize the proposed Florida insurance company and to provide its operations with sufficient working capital and surplus to finance its future operations.

                           PART II - Other Information

ITEM 1. Legal Proceedings

NONE

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

On July 24, 1998, the Registrant announced the restructuring of its Board of Directors. Joseph P. DeAlessandro replaced David Scibal as Chairman, and Mr. DeAlessandro also was named to a new position as Executive Counselor. The Registrant attributed the restructuring of its Board to its new focus as an insurance holding company and Mr. DeAlessandro's experience. Ted Schwartzbeck and David Scibal, the former President and Chairman, respectively, have assumed duties as Executive Vice Presidents of the Company, but remain as President and CEO of their respective divisions.

ITEM 6. Exhibits and Reports on Form 8-K

On April 20, 1998, the Registrant filed a Form 8-K regarding the mutual decision to file an amended Form 10-KSB to further clarify the audited financial statements.

On May 20, 1998, the Registrant filed a Form 8-K regarding the decision by the Registrant to not re-engage Correa, Berger & Associate, CPA's, PLLC and to engage Sobel & Co., LLC as the independent auditors for the Registrant.

On June 17, 1998, the Registrant filed a Form 8-K/A further clarifying the May 20, 1998 Form 8-K. This Form 8-K/A clarified that Correa, Berger & Associate, CPA's, PLLC had provided a completed and unqualified audit and that any previous difference of opinion had been resolved to the satisfaction of Correa, Berger & Associate, CPA's, PLLC.

                                   SIGNATURE


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1998


                                         Century Industries, Inc.


                                     \S\ Ted L. Schwartzbeck
                                         --------------------------------------
                                         Ted L. Schwartzbeck
                                         Executive Vice President and Treasurer

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

(17) Letter re Director Resignation. Not applicable.

(18) Letter re: Change in Accounting Principles. Not applicable.

(l9) Report Furnished to Security Holders. Not applicable.

(20) Other Documents Furnished to Security Holders. Not applicable.

(21) Subsidiaries of the Registrant. Incorporated by reference in previously filed Form 10-QSB and Form 10-KSB.

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