Form 10QSB/A
period 1998-06-30
CENTURY INDUSTRIES INC /DC/
filed 1998-08-17
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998
                         Commission File Number: 0-9969

                                 August 17, 1998

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

The Company has entered into an agreement with Century Management Company to service the new Florida insurance company as a full service manager. Mr. DeAlessandro is presently Director of European American Group, and its subsidiaries. He is also President and CEO of Rutgers Insurance Co. and Kentucky National Insurance Co. He was formerly a Senior Executive with Gulf Insurance Co., Travelers Insurance Co., and American International Group

(AIG). He serves on the Board of Directors of Smith Barney Private Trust Co., and the New Jersey Insurance Advisory Board.

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

This operating earnings loss is attributed to costs associated with running a shareholders relations office for the Registrant, as well as covering significant accounting and legal expenses for the Registrant. A large portion of the accounting expense was due to the prolonged audit conducted by Correa, Berger & Associate, PLLC, which was the subject of three Form 8-K filings in the second quarter.

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

August 17, 1998


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