Form 10QSB
period 1998-09-30
CENTURY INDUSTRIES INC /DC/
filed 1998-11-24
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998
                         Commission File Number: 0-9969



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

At September 30, 1998, 3,300,798 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding after deducting 269,202 Class A shares classified as treasury stock, and 4,630,428 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding. Both the Class A and Class B shares are registered pursuant to Section 12(b) and Section 12(g). The Registrant's Class A and Class B shares currently trade on the Philadelphia Stock Exchange (PHLX) under the symbols CII.A and CII.B. The Class A also trades on the NASDAQ Bulletin Board under the symbol CNTI.

                              FINANCIAL STATEMENTS


In the opinion of the management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the nine month periods ended September 30, 1998 and 1997.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB/A for the year ended December 31, 1997. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1998 presentation.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                         9/30/98            12/31/97
--------------                                         -------            --------

Cash and Cash Equivalents                         $    423,640        $    282,009
Accounts Receivable-Trade (Net of allowance
  for doubtful accounts of
  $120,000 in 1998 and 1997)                         2,131,939           1,907,446
Inventory                                              223,742             256,695
Marketable Securities                                  450,025             106,952
Other Current Assets                                   262,587             572,462
                                                  ------------        ------------


Total Current Assets                                 3,491,933           3,125,564
                                                  ------------        ------------

Property and Equipment
----------------------

Land and Building                                      378,269            -------
Software and Computer Equipment                      2,088,699           1,997,743
Furniture and Fixtures                                 816,924             779,941
Machinery and Equipment                                 50,508              15,875
Transportation Equipment                               215,429             215,429
Leasehold Improvements                                 159,251             151,878
                                                  ------------        ------------
                                                     3,709,080           3,160,866
Less: Accumulated Depreciation                      (1,331,954)         (1,083,443)
                                                  ------------        ------------
Net Property and Equipment                           2,377,126           2,077,423
                                                  ------------        ------------


Other Assets
------------

Investments                                            793,151             991,842
Deferred Costs                                       1,930,977             726,666
Security Deposits                                      108,305             106,779
Goodwill, Net                                        1,916,465           1,949,035
Due from Related Parties                               793,476             128,422
Other Assets                                           473,265             337,316
                                                  ------------        ------------
Total Other Assets                                   6,015,639           4,240,060
                                                  ------------        ------------

Total Assets                                      $ 11,884,698        $  9,443,047
                                                  ============        ============



           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              6/30/98            12/31/97
                                                                              -------            --------
Current Liabilities
-------------------
Accounts Payable - Trade                                                 $  1,524,192        $  1,732,486
Current Maturities - Long Term Debt and
   Capital Lease Obligations                                                  459,846             475,652
Advances from Stockholders                                                     31,809             179,601
Accrued Expenses                                                            1,431,032           1,442,004
Dividends Payable                                                              14,439              16,389
                                                                         ------------        ------------
Total Current Liabilities                                                   3,461,318           3,846,132
Long Term Notes and Mortgages Payable, Less Current Portion                   893,269             555,926
-----------------------------------------------------------
Capital Lease Obligations, Less Current Portion                               530,216             155,848
-----------------------------------------------                          ------------        ------------

Total Liabilities                                                           4,884,803           4,557,906
                                                                         ------------        ------------

Minority Interest                                                              31,250              38,250
                                                                         ------------        ------------

Stockholders' Equity
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
        authorized, 1,000,000 issued and outstanding                            1,000               1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
        authorized, 3,573,000 issued                                            3,573               3,373
Common Stock, Class B, $.001 par value, 25,000,000 shares
        authorized, 4,430,000 and 4,173,000 issued and outstanding              4,630               4,173
Additional Paid in Capital                                                  9,228,088           6,917,089
Retained Deficit                                                           (1,636,020)         (1,216,189)
                                                                         ------------        ------------
                                                                            7,601,271           5,709,446
Less: Class A common stock in treasury, 269,202
        shares in 1998 and 1997                                              (632,555)           (862,555)
                                                                         ------------        ------------
Total Stockholders' Equity                                                  5,381,750           4,846,891
                                                                         ------------        ------------

Total Liabilities and Stockholders' Equity                               $ 10,024,945        $  9,443,047
                                                                         ============        ============



           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                 1998                1997
                                                                 ----                ----

Sales                                                      $  9,476,450        $ 11,226,839
Cost of Sales                                                 5,701,349           6,309,382
                                                           ------------        ------------

Gross Profit on Sales                                         3,775,101           4,917,457
                                                           ------------        ------------

Operating Costs
---------------

Payroll Expense                                               1,519,837           1,718,518
Professional Fees                                               430,996             222,580
Auto, Travel and Entertainment                                  428,974             228,163
Amortization and Depreciation                                   183,320             223,017
Other                                                         1,446,178           1,702,372
                                                           ------------        ------------
Total Operating Costs                                         4,009,305           4,094,650
                                                           ------------        ------------

Income (Loss) From Operations                                  (234,204)            822,807
                                                           ------------        ------------

Other Income (Expense)
----------------------

Interest Expense                                                (73,529)           (115,994)
Other Income (Expense)-Net                                     (336,295)            101,185
Total Other Income (Expense) - Net                             (409,824)            (14,809)
                                                           ------------        ------------

Income (Loss) Before Taxes                                     (644,028)            807,998

Income Tax Provision (Benefit)                                ---------              15,900


Net Income (Loss)                                          $   (644,028)       $    792,098

Preferred Stock Dividends of Subsidiaries                     ---------            (200,030)
                                                           ------------        ------------

Net Income (Loss)  Available for Common Stockholders       $   (644,028)       $    592,068
                                                           ============        ============

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                  $ (0.07)             $  0.10
                                                             ========             =======


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                               1998               1997
                                                               ----               ----

Sales                                                      $ 3,039,637        $ 3,376,555
Cost of Sales                                                1,706,968          1,960,071
                                                           -----------        -----------

Gross Profit on Sales                                        1,332,669          1,416,484
                                                           -----------        -----------

Operating Costs
---------------

Payroll Expense                                                454,277            369,192
Professional Fees                                               65,974             83,222
Auto, Travel and Entertainment                                  59,414             48,054
Amortization and Depreciation                                  127,252             71,856
Other                                                          590,925            639,251
                                                           -----------        -----------
Total Operating Costs                                        1,297,842          1,211,575
                                                           -----------        -----------

Income (Loss) From Operations                                   34,827            204,909
                                                           -----------        -----------

Other Income (Expense)
----------------------

Interest Expense                                               (24,625)           (35,921)
Other Income (Expense)-Net                                    (258,435)            33,719
                                                           -----------        -----------
Total Other Income (Expense) - Net                            (283,060)            (2,202)
                                                           -----------        -----------

Income (Loss) Before Taxes                                    (248,233)           202,707

Income Tax Provision (Benefit)                                -------             (54,300)
                                                           -----------        -----------


Net Income (Loss)                                          $  (248,233)       $   257,007

Preferred Stock Dividends of Subsidiaries                    --------             (32,330)
                                                           -----------        -----------

Net Income (Loss)  Available for Common Stockholders       $  (248,233)       $   224,677
                                                           ===========        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                  $ (0.02)           $ 0.04
                                                             =======            ======


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998
                                   (Unaudited)


                                                       COMMON       COMMON         ADDITIONAL
                                         PREFERRED      STOCK        STOCK           PAID-IN
                                           STOCK       CLASS A      CLASS B         CAPITAL
                                        ---------------------------------------------------------


Balance December 31, 1997                $ 1,000       $ 3,373      $ 4,173       $ 8,317,678
-------------------------
Issuance of common stock and limited                       137          120           881,704
  partnership units
Unrealized gain on marketable securities
Net loss for six months ended 6/30/98

                                         -----------   -----------  -----------   -----------


Balance June 30,1998                     $ 1,000       $ 3,373      $ 4,430       $ 9,199,382

Issuance of common stock and limited
 partnership units                                                      120            28,906
Unrealized gain on marketable securities
Net loss for three months ended 9/30/98


Balance September 30, 1998
                                         -----------   -----------  -----------   -----------
                                         $ 1,000       $ 3,373      $ 4,430       $ 9,228,288
                                         ===========   ===========  ===========   ===========


                                             RETAINED                          TOTAL
                                             EARNINGS         TREASURY       STOCKHOLDERS'
                                             (DEFICIT)         STOCK           EQUITY
                                         ------------------------------------------------------


Balance December 31, 1997                $ (1,033,724)       $ (632,626)        $  6,659,874
-------------------------
Issuance of common stock and limited                                                 881,961
  partnership units
Unrealized gain on marketable securities       10,802                                 10,802
Net loss for six months ended 6/30/98        (372,434)                              (372,434)

                                         ------------        -----------        ------------

Balance June 30,1998                     $ (1,395,356)       $ (632,626)        $  7,180,203

Issuance of common stock and limited
 partnership units                                                                    28,906
Unrealized gain on marketable securities        7,569                                  7,569
Net loss for three months ended 9/30/98      (248,233)                              (248,233)

Balance September 30, 1998
                                         -------------       -----------        ------------
                                         $ (1,636,020)       $ (632,626)        $  6,968,645
                                         =============       ===========        ============

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                        9/30/98             9/30/97
                                                                        -------             -------

Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                       $  9,332,451        $ 10,269,583
Cash paid to suppliers and employees                                 (9,337,279)        (10,274,896)
Interest paid                                                           (73,529)           (115,994)
Income taxes paid                                                     --------              (15,900)
                                                                   ------------        ------------
  Net cash used for operating activities                                (78,357)           (137,207)
                                                                   ------------        ------------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of fixed assets                                              (512,427)           (272,000)
Purchases of marketable securities and investments                     (163,846)         (1,222,159)
                                                                   ------------        ------------
   Net cash used for investing activities                              (676,273)         (1,494,159)
                                                                   ------------        ------------


Cash Flows from Financing Activities:
-------------------------------------
Proceeds from stock and limited partnership units                     1,097,200           3,096,632
Preferred dividends paid                                             ---------             (278,122)
Receipts of (payments on) notes                                         339,679            (233,925)
Net advances from affiliates-stockholders                              (540,618)           (342,593)
                                                                   ------------        ------------
   Net cash provided by financing activities                            896,261           2,241,992
                                                                   ------------        ------------

Net Increase In Cash and Cash Equivalents                               141,631             610,626
-----------------------------------------

Cash and Cash Equivalents - January 1                              $    282,009        $    382,548
-------------------------------------                              ------------        ------------

Cash and Cash Equivalents - June 30                                $    423,640        $    993,174
-----------------------------------                                ============        ============

Net (Loss) Income                                                  $   (644,028)       $    792,098
Amortization and depreciation                                           428,974             228,163
Minority interest                                                         6,300              42,185
Increase in accounts receivable                                          89,277            (957,256)
(Increase) decrease in inventory                                         (2,971)            (61,816)
(Increase) decrease in other current assets and other assets              4,750            (569,727)
Decrease in accounts payable                                           (346,835)            220,759
Increase in accrued expenses                                            386,176             168,387
                                                                   ------------        ------------
Net cash used for operating activities                             $    (78,357)       $   (137,207)
                                                                   ============        ============


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarters ended and for the nine months ended September 30, 1998 and 1997, the Company recognized unrealized gains of ($17,763) and $14,530 and ($8,657) and $25,332, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts were increased for the quarters ended and for the nine months ended September 30, 1998 and 1997.

Dividends of $141,950 were accrued and charged to retained earnings for the quarter ended September 30, 1997.






           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                      NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Industries, Inc. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1998 presentation. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                      NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a September 30, 1998 and December 31, 1997, and the results of its operations and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30,1998 are not necessarily indicative of the results to be expected for the full year.

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

        NOTE 5 - SALE OF STOCK

On July 2, 1998 the Company announced that its placement agent, Security Capital Trading, Inc., has commenced a Private Placement of $10 million of Senior Callable Convertible Preferred Stock, the proceeds of which will be utilized to capitalize the Company's proposed property and casualty insurance subsidiary in Florida. The insurance company subsidiary will participate in the State of Florida's Joint Underwriting Association (JUA) depopulation of its homeowners program. To date, Security Capital Trading, Inc. has not completed this offering.


        NOTE 6 - LOAN PROCEEDS

In September, the Company obtained a secured loan in the amount of $600,000 (less fees) for (1) the license application fee for the proposed Florida property and casualty insurance company and (2) working capital needs. The loan is secured by the trade accounts receivable of Century Steel Products and Scibal Associates.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                         Page
PART 1.       FINANCIAL INFORMATION
Item 1        Consolidated Financial Statements                                          F1
              Consolidated Balance Sheets as of September 30, 1998
                and December 31, 1997                                                    F2-3
              Consolidated Statements of Operations for the nine
                months ended September 30, 1998 and 1997 and for the three
                months ended September 30, 1998 and 1997                                 F4 -5
              Consolidated Statement of Changes in Stockholders'
                Equity for the three months ended June 30, 1998 and
                 September 30, 1998                                                      F6
              Consolidated Statements of Cash Flows for the nine months
                ended September 30,  1998 and 1997                                       F7-8
              Notes to Consolidated Financial Statements                                 F9-10

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations

ITEM 2. Management's Discussion and Analysis

                    Century Industries, Inc. In Consolidation
                              with its Subsidiaries

Past Development

The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto. This document may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Current Operations

The Registrant, as the parent holding company for Century Steel Products, Inc., US Insurance Brokers, Inc., and Scibal Associates, Inc., has no operations of its own, other than its functions in shareholders' relations, accounting, and the formation and capitalization of its proposed Florida property and casualty insurance company. The operations of each subsidiary can be found hereinbelow.

Third Quarter Consolidated Operating Results

Third quarter 1998 revenues have decreased from $3,376,555 at September 30, 1997 to $3,039,637 at September 30, 1998, which is a $336,918 decrease, or 10%. Third quarter consolidated operating income decreased from $204,909 at September 30, 1997 to $34,827 at September 30, 1998. Third quarter 1998 income before taxes decreased from $202,727 at September 30, 1997 to ($248,233).

Year to Date Consolidated Operating Results

The Company's consolidated year to date 1998 revenues totaled $9,476,450 compared to the same period 1997 of $11,226,839 for a decrease of $1,750,389 or 16%. Consolidated operating costs through the third quarter 1998 decreased from $4,094,650 in 1997 to $4,009,305 for the same period in 1998. Consolidated gross profit through the third quarter decreased from $4,917,457 in 1997 to $3,775,101 for the same period in 1998, a decrease of $1,789,546 or 36%. Consolidated operating income through the third quarter 1998 was ($644,028), a decrease of $1,066,011, from the nine months in 1997, which was $822,807. Consolidated income before taxes was from $807,998 through the third quarter 1997 to ($644,028) in the same period of 1998.

Year to Date Consolidated Assets and Capital Growth

The Company's year to date consolidated assets have increased from $9,443,047 at December 31, 1997, to $11,884,698 as of September 30, 1998, an increase of $2,441,651 or 26%. Consolidated capital has increased from $6,659,874 at December 31, 1997 to $6,968,645 for the third quarter of 1998, for an increase of $308,771.

Earnings year to date per common share are ($.07). Earnings for the third quarter were ($.02) per common share.

Outstanding shares increased to 8,203,000 at third quarter 1998 from 6,226,533 in the third quarter 1997.

The following is a discussion and analysis of each subsidiary's results of operations.


                          Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $1,017,321 for the third quarter were 6% less than the third quarter of 1997 sales of $1,084,273.

Cost of goods sold was $849,730 for the third quarter 1998, as opposed to $883,589 for the same period 1997.

CSP's third quarter operating income of ($36,000) was less than the 1997 third quarter's operating income of $123,014.

CSP's revenues year to date for the first 9 months were $3,582,708 for 1997, as compared to $3,311,099 for the same period in 1997, an increase of $271,609, or 8%. CSP's year to date 1998 operating income of $53,061 was less than operating income for the first nine months of 1997 of $368,287.

Trade debt was $768,653.  Trade receivables were $1,425,114.


                       U.S. Insurance Brokers, Inc. (USIB)

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

USIB, organized in April 1995 under the laws of the District of Columbia, has offices at 1155 Connecticut Ave., NW, Suite 300, Washington, D.C., 20036. It also has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

USIB will be the managing general agency for the proposed Century Property & Casualty. Its primary function will be the marketing of insurance products for Century Property & Casualty, and acting as a licensed agency liaison, coordinating Century Property & Casualty functions between Century Industries, Century Property & Casualty and Century Insurance Management, Inc.

Results of Operations

USIB's third quarter 1998 operating loss was ($21,051), a decrease from the operating profit of $53,586 in same period of 1997. This loss resulted from continued operating and development costs related to its national association marketing programs and its plan to act as the MGA for the proposed Florida insurance subsidiary.

USIB's year to date 1998 operating loss was ($99,237), a decrease from the $105,773 operating profit for the same period 1997.

                             Scibal Associates, Inc.

In 1996, the Company acquired DC Partners, Ltd. (DCP), with a home office situated in Somers Point, NJ, and branch offices in Edison, NJ, West Chester, PA, Livonia, MI, and Jacksonville, FL. Scibal Associates, Inc. (Scibal), formerly the wholly owned subsidiary of DC Partners, Ltd., is a Third Party Claim Administrator, investigating, adjusting and administering liability, workers' compensation and property claims on behalf of self-insureds and insurance companies. Scibal adjusts in excess of $65,000,000 worth of claims annually.

Scibal began operations in 1953. The Company offers its customers a complete range of services, including claim administration, adjusting, investigation and risk management, as well as a full complement of computer reporting required for program management.

Scibal presently employs over 100 personnel. None of the employees are represented by labor unions, so Scibal is not vulnerable to union demands or the threat of strike. Employee turnover is at a rate consistent with or lower than industry average, with the majority of the employees having been with the Company for many years.

While competition in the third party administration industry is substantial, it has evolved in the 90's into an industry where the TPA must be hardware and software intensive. Scibal's unique software, which was developed internally and is therefore proprietary, allows for an extremely flexible delivery of reporting systems to its clientele. This software is supported by an experienced staff of computer programmers, who are continually improving and enhancing the proprietary claims handling software. Additionally, through its computer programmers, Scibal continues to write "next generation" software, which will take advantage of Internet access, electronic claims reporting, electronic medical payment processing, data warehousing, as well as various other value-added programs. This will enable the Company's personnel to increase production, thereby increasing profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the future. Many of the new functions will be available for delivery in early 1999. Additionally, internal computer staff has commenced re-mapping of Scibal's software to ensure Year 2000 compliance, which will be completed prior to June of 1999.

The third party administration industry is directly affected by the current "soft" insurance market. This is an industry-wide issue which has, historically, had a tendency to run in cycles. Although many medium and large public entities and private corporations have opted to discontinue participation in self-insured/loss sensitive programs due to substantially reduced insurance costs, many believe that the market will begin to tighten throughout 1999, which will encourage both small and large entities to once again revisit insurance programs involving alternative risk financing, including either self-insurance, deductibles or retrospective ratings.

Scibal's customer base consists of organizations that participate in either self-insurance or alternative risk financing programs. A representative list of Scibal's clients includes hundreds of public entities, as well as many colleges, universities, health care institutions, real estate holding companies, electric authorities, various associations and entertainment related business.

Two major customers of Scibal Associates, Inc., which comprised approximately $2,500,000 in revenues, elected to participate in insurance company based programs late in 1997. However, Scibal's current customers are long-standing clients, no one of which amounts to more than 5% of total revenue. Being a service provider, there is traditionally no dependence on any major supplier.

In the past year, Scibal has signed several new customers to contracts, which will increase Scibal's revenues on an annualized basis by $960,000. All contracts which expired through the third quarter of 1998 have been renewed and adjusted, which should add an additional $200,000 in annualized revenues.

Payroll and other related expenses were reduced substantially again in the third quarter of 1998 by $293,000 on an annualized basis. These staff reductions and other expense reductions will realize savings in other areas, including employee benefits, telephone and fax costs, office supplies and various other soft costs.

Results of Operations

Scibal's revenues of $2,022,316 for the 1998 third quarter were 12% lower than the third quarter of 1997 revenues of $2,292,282, a reduction of $269,966. This reduction was due to management's continued objective of replacing less profitable accounts with accounts where profit margins are greater. Additionally, the reduction was as a result of two of Scibal's substantial clients electing to participate in insurance company related programs as opposed to utilizing the services of a third party administrator.

Operating income for the third quarter of 1998 of $339,380 was 62% higher than the third quarter of 1997 operating income of $209,620.

Scibal's trade debt was $750,168 in 1998 as compared to $1,042,594 in the same period of 1997. Scibal's trade receivables were $758,700 in 1998, as compared to $1,077,330 for the same period 1997.

Year to date Scibal sales of $5,888,143 for 1998 were 26% lower than the nine months of 1997 revenues of $7,915,740. This reduction was due to management's continued objective of replacing less profitable accounts with accounts where profit margins are greater. Additionally, the reduction was as a result of two of Scibal's clients electing to participate in insurance company related programs as opposed to utilizing the services of a third party administrator.

Scibal's year to date 1998 operating income of $610,389 was $208,464 lower than 1997 year to date operating income of $818,853. Operating income decreased as a result of Scibal's loss of two major customers, which now participate in insurance company related programs. Although management acted as quickly as possible to the loss of these accounts, various carryover expenses were incurred, including payroll and other related benefits, which resulted in less operating profit year to date.

Scibal's management has substantially decreased expenses in both payroll and overhead, as well as continued to bring on new business, which amounts to just under $1,000,000 in new revenue (annualized) written for 1998.

                        USIB Holdings Limited Partnership

USIB Holdings LP was formed in 1997 for the purpose of acting as an acquisition entity for the proposed acquisition of Reinsurance Corporation of America, which management has been in active negotiations to purchase for approximately one year.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the proposed property and casualty insurance company formation business plan (as hereinafter described) as capital. This reduced the potential dilution of the Company's shares.

The USIB Holdings, LP is being managed and operated by USIB as its General Partner, and thus the information regarding USIB as explained herein will again satisfy most of the informational requirements of the USIB Holdings, LP.

Results of Operations

USIB Holdings, LP had a third quarter 1998 development stage operating loss of ($702,142).

This operating earnings loss is attributed to costs associated with running a shareholders relations office for the Registrant, as well as covering significant accounting and legal expenses for the Registrant.

FUTURE PROSPECTS: TRENDS AND EVENTS LIKELY TO MATERIALLY IMPACT REGISTRANT'S SHORT AND LONG TERM LIQUIDITY, REVENUES AND INCOME FROM CONTINUING OPERATIONS

The Registrant's focus for 1998 is its formation and capitalization of a new Florida insurance company to take advantage of the State of Florida JUA Homeowners Insurance TakeOut Program.

USIB Holdings, LP, whose general partner is USIB, has expended funds to cover legal, auditing and compliance expenses, as well as the go forward expenses associated with formation and capitalization of the new proposed subsidiary.

In the first quarter of 1998, the Registrant entered into two Letters of Intent with Security Capital Trading, Inc., an NASD member firm. To date, Security Capital has not produced any proceeds from either of the previously announced placements. The Registrant continues to seek alternative sources of funding for its proposed subsidiary.

The Registrant intends to organize Century Property and Casualty Insurance Company (the "Insurance Company") under Florida law as a multiple line property and casualty insurer licensed in the State of Florida. The Registrant will use approximately $5.3 million to provide the capital and surplus which the Insurance Company will need in order to be able to participate in the Market TakeOut Program of the Florida Residential Property and Casualty Joint Underwriting Association (the "JUA").

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

The proposed Florida insurance company's initial business operations will consist of providing property and casualty insurance coverage through homeowners insurance policies that are acquired from the JUA. The Company anticipates that the proposed Florida insurance company will acquire between 30,000 and 60,000 policies from the JUA within the first year of the proposed Florida insurance company's operations, representing approximately $40,000,000 in annual renewal premiums. The Registrant further anticipates that the proposed Florida insurance company will offer homeowners property and casualty insurance in Florida in the voluntary insurance market through independent agents.

The Registrant expects to rely on the use of reinsurance to limit the amount of risk retained under its policies and to increase its ability to write additional risk. The Registrant's intention is to limit the exposure and therefore protect its capital, even in the event of catastrophic occurrences, through reinsurance agreements that transfer the risk of loss in excess of $1,000,000.

PART II - Other Information


ITEM 1. Legal Proceedings

There are, at present, no material legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

NONE

ITEM 6. Exhibits and Reports on Form 8-K

NONE

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 23, 1998




                     Century Industries, Inc.





/s/ Ted L. Schwartzbeck
---------------------------
Ted L. Schwartzbeck
Director

/s/ Joel M. Gundersheimer
---------------------------
Joel M. Gundersheimer
Director

/s/ A. Jay Pignatello
---------------------------
A. Jay Pignatello
Director, Secretary

                                INDEX TO EXHIBITS


The following Exhibits are attached as required by Small Business Issuers:

(l)  Underwriting agreement. Not applicable.

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession. Not applicable.

(3) Articles of Incorporation and by-laws. Incorporated by reference in previously filed Form 10-QSB and Form 10-KSB.

(4)  Instruments defining rights of holders. Not applicable.

(5)  Opinion re legality. Not applicable.

(6)  No Exhibit required.

(7)  Opinion re liquidation preference. Not applicable.

(8)  Opinion re tax matters. Not applicable.

(9)  Voting trust agreement. Not applicable.

(10) Material contracts. Not applicable.

(11) Statement re computation of per share earnings. Attached hereto.

(12) No Exhibit required.

(13) Annual or quarterly reports, Form 10-Q or quarterly report to security holders. Incorporated by reference in previously filed Form 10-QSB and Form 10-KSB.

(14) Material foreign patents. Not applicable.

(15) Letter on unaudited interim financial information. Not applicable.

(16) Letter on change in certifying accountant. Not applicable.

(17) Letter on director resignation. Not applicable.

(18) Letter re change in accounting principles. Not applicable.

(19) Report furnished to security holders. Not applicable.

(20) Other documents or statements to security holders. Not applicable.

(21) Subsidiaries of the registrant. Not applicable.

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

(29) Through (98) [RESERVED]

(99) Additional Exhibits.  None.