Form 10QSB/A
period 1998-09-30
CENTURY INDUSTRIES INC /DC/
filed 1998-12-22
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            Page
PART 1.     FINANCIAL INFORMATION

Item 1      Consolidated Financial Statements                              F1
            Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997                                        F2-3
            Consolidated Statements of Operations for the nine
              months ended September 30, 1998 and 1997 and for the three
              months ended September 30, 1998 and 1997                     F4-5
            Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended June 30, 1998 and
               September 30, 1998                                          F6
            Consolidated Statements of Cash Flows for the nine months
              ended September 30,  1998 and 1997                           F7-8
            Notes to Consolidated Financial Statements                     F9-10

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                        9/30/98                      12/31/97
--------------                                        -------                      --------
Cash and Cash Equivalents                        $    423,640                    $  282,009
Accounts Receivable-Trade (Net of allowance
  for doubtful accounts of  $51,875)                1,881,939                     1,907,446
Inventory                                             223,742                       256,695
Marketable Securities                                 110,599                       106,952
Other Current Assets                                  512,587                       572,462
                                                  -----------                   -----------


Total Current Assets                                3,152,507                     3,125,564
                                                  -----------                   -----------

Property and Equipment
----------------------

Land and Building                                     378,269                      --------
Software and Computer Equipment                     2,088,699                     1,997,743
Furniture and Fixtures                                816,924                       779,941
Machinery and Equipment                                50,508                        15,875
Transportation Equipment                              215,429                       215,429
Leasehold Improvements                                159,251                       151,878
                                                  -----------                   -----------
                                                    3,709,080                     3,160,866

Less: Accumulated Depreciation                     (1,331,954)                  (1,083,443)
                                                  -----------                   -----------
Net Property and Equipment                          2,377,126                     2,077,423
                                                  -----------                   -----------


Other Assets
------------
Investments                                           793,151                       991,842
Deferred Costs                                        671,240                       726,666
Security Deposits                                     108,305                       106,779
Goodwill, Net                                       1,916,465                     1,949,035
Due from Related Parties                              185,476                       128,422
Other Assets                                          473,265                       337,316
                                                  -----------                   -----------
Total Other Assets                                  4,147,902                     4,240,060
                                                  -----------                   -----------

Total Assets                                      $ 9,677,535                   $ 9,443,047
                                                  ===========                   ===========

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       6/30/98       12/31/97
                                                                       -------       --------
Current Liabilities
-------------------

Accounts Payable - Trade                                          $  1,524,192     $1,732,486
Current Maturities - Long Term Debt and
   Capital Lease Obligations                                           459,846        475,652
Advances from Stockholders                                              31,809        179,601
Accrued Expenses                                                     1,061,495      1,442,004
Dividends Payable                                                       14,439         16,389
                                                                     ---------      ---------
Total Current Liabilities                                            3,091,761      3,846,132
Long Term Notes and Mortgages Payable, Less Current Portion          1,349,516        555,926
-----------------------------------------------------------
Capital Lease Obligations, Less Current Portion                         93,991        155,848
-----------------------------------------------                      ---------      ---------

Total Liabilities                                                    4,535,288      4,557,906
                                                                     ---------      ---------

Minority Interest                                                    4,862,879         38,250
                                                                     ---------      ---------
Stockholders' Equity
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
      authorized, 1,000,000 issued and outstanding                       1,000          1,000

Common Stock, Class A, $.001 par value, 25,000,000 shares
      authorized, 3,573,000 issued                                       3,573          3,373

Common Stock, Class B, $.001 par value, 25,000,000 shares
      authorized, 4,430,000 and 4,173,000 issued and outstanding         4,630          4,173
Additional Paid in Capital                                           2,990,870      6,917,089
Retained Deficit                                                    (1,858,150)    (1,216,189)
                                                                    -----------    -----------
                                                                     1,141,923      5,709,446

Less: Class A common stock in treasury, 269,202
      shares in 1998 and 1997                                         (862,555)      (862,555)
                                                                    -----------      ---------
Total Stockholders' Equity                                             279,368      4,846,891
                                                                    ----------      ----------

Total Liabilities and Stockholders' Equity                        $  9,677,535    $ 9,443,047
                                                                  ============   =============


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                           1998                 1997
                                                           ----                 ----
Sales                                                  $  9,476,450           $11,226,839
Cost of Sales                                             5,701,349             6,309,382
                                                         ----------             ---------

Gross Profit on Sales                                     3,775,101             4,917,457
                                                       ------------            ----------

Operating Costs
---------------

Payroll Expense                                           1,519,837             1,718,518
Professional Fees                                           430,996               222,580
Auto, Travel and Entertainment                              428,974               228,163
Amortization and Depreciation                               183,320               223,017
Other                                                     1,446,178             1,702,372
                                                        -----------            ----------
Total Operating Costs                                     4,009,305             4,094,650
                                                        -----------            ----------

Income (Loss) From Operations                              (234,204)              822,807
                                                        ------------           ----------

Other Income (Expense)
----------------------

Interest Expense                                            (73,529)             (115,994)
Other Income (Expense)-Net                                 (336,295)              101,185
Total Other Income (Expense) - Net                         (409,824)              (14,809)
                                                        ------------           -----------

Income (Loss) Before Taxes                                 (644,028)              807,998

Income Tax Provision (Benefit)                            ----------               15,900
                                                                               ----------


Net Income (Loss)                                     $    (644,028)          $   792,098

Preferred Stock Dividends of Subsidiaries                 ---------              (200,030)
                                                        ------------          ------------

Net Income (Loss) Available for Common Stockholders   $    (644,028)          $   592,068
                                                      ==============          ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share             $(0.07)                $0.10
                                                        =======                =====

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                       1998                 1997
                                                       ----                 ----
Sales                                                $ 3,039,637         $3,376,555
Cost of Sales                                          1,706,968          1,960,071
                                                       ---------          ---------

Gross Profit on Sales                                  1,332,669          1,416,484
                                                     -----------         ----------

Operating Costs
---------------

Payroll Expense                                          454,277            369,192
Professional Fees                                         65,974             83,222
Auto, Travel and Entertainment                            59,414             48,054
Amortization and Depreciation                            127,252             71,856
Other                                                    590,925            639,251
                                                     -----------          ---------
Total Operating Costs                                  1,297,842          1,211,575
                                                     -----------         ----------

Income (Loss) From Operations                             34,827            204,909
                                                     -----------         ----------

Other Income (Expense)
----------------------

Interest Expense                                         (24,625)           (35,921)
Other Income (Expense)-Net                              (258,435)            33,719
                                                        ---------        ----------
Total Other Income (Expense) - Net                      (283,060)            (2,202)
                                                     ------------        -----------

Income (Loss) Before Taxes                              (248,233)           202,707

Income Tax Provision (Benefit)                         -------              (54,300)
                                                     ------------        -----------

Net Income (Loss)                                   $   (248,233)        $   257,007

Preferred Stock Dividends of Subsidiaries             ---------              (32,330)
                                                    -------------        ------------

Net Income (Loss) Available for Common Stockholders $   (248,233)        $   224,677
                                                    =============        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share            $  (0.02)             $0.04
                                                       =========             =====

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1998
                                   (Unaudited)

                                                                    COMMON        COMMON         ADDITIONAL
                                                PREFERRED            STOCK         STOCK          PAID-IN
                                                  STOCK             CLASS A       CLASS B         CAPITAL
                                               ---------------------------------------------------------------
 BALANCE DECEMBER 31, 1997                       $ 1,000            $ 3,373        $ 4,173        $ 6,917,089

Issuance of common stock and limited                                    137                           644,407
  partnership units
Unrealized gain on marketable securities
Net loss for six months ended 3/31/98

                                                --------           --------       --------        -----------
Balance March 31,1998                            $ 1,000            $ 3,510        $ 4,173        $ 7,561,496

Issuance of common stock and limited
 partnership units                                                                     120            237,297
Unrealized gain on marketable securities
Net loss for three months ended 6/30/98

                                                --------           --------       --------        -----------
Balance June 30, 1998                            $ 1,000            $ 3,510        $ 4,293        $ 7,798,793

Minority Interest - Limited
  Partnership Units                                                                               $(4,807,923)
Issuance of common stock                                                 63            337
Unrealized gain on marketable securities
Net loss for three months ended 9/30/98
                                               ---------------------------------------------------------------
Balance September 30, 1998                        $1,000             $3,573         $4,630         $2,990,870

                                               RETAINED                               TOTAL
                                               EARNINGS             TREASURY      STOCKHOLDERS'
                                               (DEFICIT)              STOCK           EQUITY
                                               ------------------------------------------------
 Balance December 31, 1997                     $  (1,216,189)      $ (862,555)     $ 4,846,891

Issuance of common stock and limited
  partnership units
Unrealized gain on marketable securities              10,802                             10,802
Net loss for six months ended 3/31/98               (161,082)                          (161,082)

                                               --------------      -----------     ------------
Balance March 31,1998                          $  (1,366,469)      $ (862,555)     $ 5,341,155

Issuance of common stock and limited
 partnership units                                                                      237,417
Unrealized gain on marketable securities              14,530                             14,530
Net loss for three months ended 6/30/98             (211,352)                          (211,352)

                                               --------------      -----------     ------------
Balance June 30, 1998                          $  (1,563,291)      $ (862,555)     $ 5,381,750

Minority Interest - Limited
  Partnership Units                                                                $(4,807,923)
Issuance of common stock                                                                   400
Unrealized gain on marketable securities             (17,763)                          (17,763)
Net loss for three months ended 9/30/98
                                               ------------------------------------------------
Balance September 30, 1998                     $  (1,858,150)      $ (862,555)     $   279,368

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                   9/30/98                           9/30/97
                                                                   -------                           -------
Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                   $ 9,332,451                      $ 10,269,583
Cash paid to suppliers and employees                            (9,337,279)                      (10,274,896)
Interest paid                                                      (73,529)                         (115,994)
Income taxes paid                                                ---------                           (15,900)
                                                               ------------                     -------------
  Net cash used for operating activities                           (78,357)                         (137,207)
                                                               ------------                     -------------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of fixed assets                                         (512,427)                         (272,000)
Purchases of marketable securities and investments                (163,846)                       (1,222,159)
                                                               ------------                     -------------
   Net cash used for investing activities                         (676,273)                       (1,494,159)
                                                               ------------                     -------------


Cash Flows from Financing Activities:
-------------------------------------
Proceeds from stock and limited partnership units                1,097,200                         3,096,632
Preferred dividends paid                                       -----------                          (278,122)
Receipts of (payments on) notes                                    339,679                          (233,925)
Net advances from affiliates-stockholders                         (540,618)                         (342,593)
                                                               ------------                     -------------
   Net cash provided by financing activities                       896,261                         2,241,992
                                                               -----------                      ------------

Net Increase In Cash and Cash Equivalents                          141,631                           610,626
-----------------------------------------

Cash and Cash Equivalents - January 1                          $   282,009                      $    382,548
-------------------------------------                          -----------                      ------------

Cash and Cash Equivalents - June 30                            $   423,640                      $    993,174
-----------------------------------                            ===========                      ============

Net (Loss) Income                                              $  (644,028)                     $    792,098
Amortization and depreciation                                      428,974                           228,163
Minority interest                                                    6,300                            42,185
Increase in accounts receivable                                     89,277                          (957,256)
(Increase) decrease in inventory                                    (2,971)                          (61,816)
(Increase) decrease in other current assets and other assets         4,750                          (569,727)
Decrease in accounts payable                                      (346,835)                          220,759
Increase in accrued expenses                                       386,176                           168,387
                                                               ------------                     -------------
Net cash used for operating activities                         $   (78,357)                     $   (137,207)
                                                               ============                     =============

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

    NOTE 7 - MINORITY INTEREST

Minority interest includes the sale of limited partnership units in USIB Holdings, LP, which is controlled by the Company and whose financial statements are included in the Company's consolidated financial statements.

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

Year to Date Consolidated Assets and Capital Growth

The Company's year to date consolidated assets have increased from $9,443,047 at December 31, 1997, to $9,677,535 as of September 30, 1998, an increase of $234,488. Consolidated capital has decreased from $4,846,891 at December 31, 1997 to $279,368 for the third quarter of 1998. This reduction is attributed to a reclassification affecting the unit holders of the USIB Holdings, LP. The contributions to capital made by the unit holders of USIB Holdings, LP have been reclassed to minority interest.

Earnings year to date per common share are ($.07). Earnings for the third quarter were ($.03) per common share.

Outstanding shares increased to 8,203,000 at third quarter 1998 from 6,226,533 in the third quarter 1997.

Additionally, the Company has begun examination of its internal computer systems to verify for Year 2000 compliance. The Company anticipates that it will not have any Year 2000 compliance difficulty.

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

Results of Operations

USIB Holdings, LP had a third quarter year to date 1998 development stage operating loss of ($702,142).

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

Joseph P. DeAlessandro has resigned as Chairman of the Board of the Company and as Executive Counselor of the Company. Mr. DeAlessandro is anticipated to remain as the Policy Administrator for the Company's proposed Florida insurance company.

PART II - Other Information

ITEM 1. Legal Proceedings

There are, at present, no material legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

As a fourth quarter item, the Company announces that the $7,000,000 private placement to be conducted by Security Capital Trading, Inc., the proceeds of which were to be used for the Registrant's proposed Florida property and casualty subsidiary, has not been successfully completed. Based upon the "all or none" character of that private placement, Registrant announces that the offering can not be completed. The Company is, however, presently considering alternative sources of funding for its proposed Florida property and casualty insurance company subsidiary.

ITEM 6. Exhibits and Reports on Form 8-K

NONE

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 1998

                            Century Industries, Inc.

/s/ Ted L. Schwartzbeck
-------------------------
Ted L. Schwartzbeck
Director

/s/ Joel M. Gundersheimer
-------------------------
Joel M. Gundersheimer
Director

/s/ A. Jay Pignatello
-------------------------
A. Jay Pignatello
Director, Secretary

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

(21) Subsidiaries of the registrant. Attached hereto.

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