Form 10QSB/A
period 1998-09-30
CENTURY INDUSTRIES INC /DC/
filed 1999-01-05
CIK 355701

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

                                                                       9/30/98       12/31/97
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

Year to Date Consolidated Assets and Capital Growth

The Company's year to date consolidated assets have increased from $9,443,047 at December 31, 1997, to $9,677,535 as of September 30, 1998, an increase of $234,488. Consolidated capital has decreased from $4,846,891 at December 31, 1997 to $279,368 for the third quarter of 1998. This reduction is attributed to a reclassification affecting the unit holders of the USIB Holdings, LP. The contributions to capital made by the unit holders of USIB Holdings, LP have been reclassed to minority interest. These limited partnership units representing $4,831,629 of capital, are convertible to Century Industries Class B shares. Upon conversion, this minority interest will again be reclassified to the consolidated capital of Century Industries. Management has notified all limited partnership unit holders that the conversion of their units to the Class B common stock of Century Industries will take place effective December 31, 1998.

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