Form 10KSB40
period 1998-12-31
CENTURY INDUSTRIES INC /DC/
filed 1999-04-27
CIK 355701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                     10-KSB
                             (Dated April 24, 1999)

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Calendar Year Ended December 31, 1998

                         Commission File Number: 1-13327


                            CENTURY INDUSTRIES, INC.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

     District of Columbia                                   54-1666769
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation of organization)                     Identification No.)

        45034 Underwood Lane
               Sterling, VA                                  20166
--------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (703) 471-7606.

Securities registered pursuant to Section 12 (b) of the Act: Common Stock, par value $.001 per share

                                                                Name of each exchange on
     Title of each class                                        which registered
------------------------------------                            --------------------------------
Century Industries, Inc. Class A common  voting                  Philadelphia Stock Exchange-PHLX
Century Industries, Inc. Class B common  voting                  Philadelphia Stock Exchange-PHLX

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $.001 per share

                                                                 Name of each exchange on
     Title of each class                                         which registered
------------------------------------                             ------------------------
Century Industries, Inc. Class A Common Voting                   NASDAQ Bulletin Board

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

                                (1) Yes X  No
                                       ---   ---
                                (2) Yes X  No
                                       ---   ---

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained in any amendment to this Form 10-KSB. X
                 ---

Issuer's consolidated revenues for 1998 were $ 12,008,896.

       The aggregate market value of the 8,949,678 common voting shares of Class A common voting and Class B common voting stock held by non-affiliates based upon sales of the Company's shares within the 60 days prior to December 31, 1998 at the average of the bid/asked of $0.75 was $6,712,259. The total Class A common voting shares outstanding at December 31, 1998 were 3,782,680 and the total Class B common voting shares outstanding at December 31, 1998 were 5,166,998 for a total outstanding of all classes of 8,949,678 shares outstanding.

                                     PART I

Item 1. Description of Business

                   Century Industries, Inc. (Holding Company)

Century Industries, Inc. was incorporated in the District of Columbia in 1993 to function as the holding company for Century Steel Products, Inc. ("CSP"), a steel fabricating company incorporated in the Commonwealth of Virginia in 1979. In 1993, Century Industries acquired more than four fifths of the outstanding shares of Century Steel Products.

On April 22, 1993 the Company completed a statutory merger with its subsidiary, Alpha Energy & Gold, Ltd. ("Alpha"). At the time of the merger, April 22, 1993, Alpha Energy & Gold ("Alpha") was not a fully reporting 12(g) company, but was a "shell" public company having no assets or liabilities. As a result of the merger, Registrant became a publicly held company.

Theodore L. Schwartzbeck controlled a District of Columbia auto owners coverage association incorporated as US Auto Owners Coverage Association, Inc. ("USAOCA"), which, as a corporate entity, owned a District of Columbia insurance broker, US Insurance Brokers ("USIB"). As a result of USAOCA's inability to fulfill its corporate function, USIB took control of USAOCA in December, 1995, and merged the remnant and asset-less entity known as USAOCA to Sonimari, Inc. in October, 1996. At that time, the only real value of USAOCA was the $113,000 tax loss it brought to Sonimari. Sonimari was, at that time, an affiliate of Century Industries by virtue of its represented control by one of Century Industries Board members, Richard Campanaro. From December, 1995 forward, all of the business intended to be done by USAOCA was carried on by USIB as its successor.

USIB is a development stage company, incorporated in the District of Columbia on April 27, 1995, which, since its inception, functioned as a life and casualty agent which markets full service association life, auto, homeowner and health insurance plans, and marketed life insurance company managed financial products to certain associations and other membership based organizations. After December, 1995, it became a wholly owned subsidiary of Century Industries, Inc.

By virtue of a two phase contractual arrangement initiated in 1996 and brought to conclusion in 1997, Century Industries, through its USIB subsidiary, acquired Scibal Associates, a third party claims administrator (TPA) which processes medical, workers' compensation, general and product liability, professional malpractice, and other claims nationwide for its clients. By 1997, Century Industries had completed its acquisition of Scibal Associates, a New Jersey corporation with its principal office at Somers Point, New Jersey.

During 1997, Century Industries determined to attempt a selected acquisition or to initiate plans leading to the formation of an intended Florida property and casualty insurance company, created to participate, in conjunction with its Scibal and USIB subsidiaries, in the Florida Joint Underwriting Association Takeout Program ("JUA"). To this end, in 1997, Century caused the formation of the USIB Holdings limited partnership to act as the entity holding the proposed Florida property and casualty insurance company. Also, in 1997, to effectuate the construction of the Accotink School, Century Steel Products, in conjunction with Bainbridge Construction Company, formed a limited partnership with Bainbridge as the General Partner, and CSP remaining as the limited partner. This partnership with Bainbridge had no activity during the second quarter of 1998.

Finally, the Company entered into a limited partnership agreement with Roc Shores Investments, with Roc Shores as the General Partner and Century as the limited partner. This limited partnership created Century Overseas Insurance Company, a captive insurer.

As of December 31, 1998, the Company has continued to make steps to ameliorate its potential Year 2000 problems. The Company will plan, during the first and second quarter of 1999, to finalize its Year 2000 compliance. At this time, the Company believes that its Scibal Associates subsidiary will be the only subsidiary with any significant Year 2000 issues, and that Scibal Associates, with a significant number of computer programmers on staff, will be able to effectuate the changes necessary for Year 2000 compliance.

Other Equity Line Limited Partnership Investments in Non Consolidated Limited Partnerships

The Company has an investment in the Roc Shores/Century Industries Limited Partnership, a District of Columbia Limited Partnership, wherein the Company's interest is 45%. The partnership was formed to purchase and own Century (Overseas) Insurance Co., S.A., a Dominican Republic captive insurance company, which purchase has been effected. The insurance captive has appointed US Insurance Brokers, Inc. as its Managing General Agent for the USA. The General Partner is Roc Shores Investments, Ltd. The captive insurance company is presently in its development stage. This Limited Partnership was formed in September 1997. Century Industries paid $683,285 for its 45% interest in the partnership, as further reflected in Note 10 - Investments, page F-17 to the Notes to Financial Statements, found later in this filing. The relationship between the parties in this Limited Partnership is that Century Industries is the limited partner and Roc Shores Investments, Inc. is the General Partner. In related party transaction parlance there exists no relationship between the parties other than that described herein. There was no activity in this partnership in the year ending December 31, 1998.

A captive insurance company is a insurance company generally formed to write and reinsure the risks of its parent and/or affiliated companies. A "normal" or traditional insurance company generally writes and reinsures risk for outside, non affiliated entities. In this instance, Century Overseas Insurance Co., as the entity controlled by the limited partnership, is not controlled by Century Industries in that Century Industries owns only 45% of the limited partnership. However, after review of the partnership agreement, Century does have the first option to place its own and affiliates' risks against the captive's capital and surplus as if it were actually a captive controlled by Century.

COIC can also be operated as a "rent-a-captive", which would allow 3rd party non affiliated entities a relationship where they could place their own and affiliates' risks through COIC on a strategic relationship basis and save agency commissions, and a save a portion of normally charged administrative, underwriting and claims costs built into premiums in arms length non captive relationships. As Century's USIB subsidiary has been appointed as the exclusive agent for COIC, it could generate commissions through arranging for 3rd party entities wanting to rent a captive as described herein.

The Company's subsidiary, Century Steel Products, Inc., has a 45% interest in the Partnership Management Corporation/Century Steel Products Limited Partnership, formed between Century Steel Products and Bainbridge Construction Co., a Class A licensed Virginia general contractor. Partnership Management Corp. is the General Partner. The partnership is constructing a private School in Springfield, Virginia, using Century Steel's products. The partnership has leased office and warehouse space from Century Steel in 1998. The partnership has been inactive since the second quarter of 1998 and will file its final tax return in 1999 for year ending December 31, 1998.

This partnership was formed in October 1997. Century Steel paid $38,709 for its 45% interest in the partnership, as further reflected in Note 11 - Investments to the Notes to Financial Statements, found later in this filing. The relationship between the parties in this Limited Partnership is that Century Steel is the limited partner and Partnership Management Corp. is the General Partner. In related party transaction parlance there exists no relationship between the parties other than that described herein.

The Registrant believes that, upon review of both its limited partnership agreements (Partnership Management/Century Steel limited partnership and the Roc Shores/Century Industries limited partnership) that the Company has no liability with respect to its investment. All the parties to the limited partnerships are either the Limited Partner or the General Partner. There exist no other parties to these limited partnerships.

Investments in 20% to 50% owned partnerships, affiliates, and other entities are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

The Registrant believes that these investments are not significant in that they represent less than 10% of the Company's and its subsidiaries' assets and any share of the limited partnership income therefrom presently represents less than 10% of the Company's revenues. There was no activity in 1998 in the Roc Shores/Century Industries limited partnership, except for a small partnership loss distribution made to the Registrant totaling approximately $34,000.

A detailed description of the business of the subsidiaries is as follows:

                          Century Steel Products, Inc.

Form and Organization

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

Sales and Distribution

The percentage of Century Steel Products total revenue generated by subcontracts for 1998 was 59%. CSP uses, in all instances, an industry standard AIA subcontractors agreement with slight modifications particular to each project. These modifications address requisition dates, total retention held, length of retention held before final payment and other date specific criteria not considered material to the scope of work to be performed, or the amount of payment due for such work.

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

Status of New Products or Services

CSP did not announce any new products or services in 1998.

Competition and Industry Position

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

Raw Materials

The majority of raw materials used by CSP are manufactured by large producing domestic steel mills. The steel is purchased directly from mills, stocking warehouses and/or brokers.

CSP has no principal supplier and is not dependent on one or few suppliers, since standard grade steel is available through hundreds of suppliers. There has been no dependency as such on any major supplier(s).

Management does not anticipate significant price increases for its raw materials resulting from supply shortages or other causes. Cost increases historically have been passed on in the form of higher prices. There can be no assurance that such cost increases will always result in corresponding price increases.

Customer Base - Dependence on Major Customers

CSP is not dependent on any major or a few major customers; all purchase orders received are the result of a bidding process. CSP's success in being the lowest bidder on a consistent basis with several major contractors has created a substantial repeat business. CSP bids new jobs continually throughout the year; however, the number of bids issued is in no way indicative of how many purchase orders will be finally effectuated.

Patents, Trademarks, Licenses, Franchises

CSP has all applicable business licenses necessary to conduct its day to day business operations. Some jobs may require additional insurance and local government approval, and no problems existed in 1998 in these types of situations.

Government Approval

CSP did not need government approval for any work conducted in 1998. No government approval is needed for its principal products or operations.

Effect of Existing or Probable Government Regulations

Management believes that CSP is in compliance with all applicable federal, state and local laws and regulations. CSP is not engaged in the discharge of any materials into the environment, and management believes that CSP is not subject to any existing or probable government regulations other than the normal OSHA in plant regulations.

Research and Development

CSP has not spent any funds on research and development in the past two years, other than specific research required in connection with the fabrication of a customer's order. This is generally limited to detailed drawings, or a search for a particular grade, size or quality of steel raw material.

Costs and Effects of Compliance with Environmental Laws

Management believes that CSP is in compliance with all applicable federal, state and local laws and regulations. CSP is not engaged in the discharge of any materials into the environment, and management believes that CSP is not subject to any existing or probable government regulations other than the normal OSHA in plant regulations. The costs of this compliance have been, and will continue to be, minor and inconsequential to the functions of the Company.

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

Limited Partnership Investment

In 1997 CSP acquired a 45% profit sharing interest in the Partnership Management Corporation/Century Steel Products Limited Partnership in the District of Columbia. Partnership Management Corporation is the General Partner, and its affiliate, Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor is the other Limited Partner. The LP commenced the construction of the Accotink School in the 3rd quarter 1997, and realized revenues exceeding $200,000 during the 4th quarter of 1997. CSP leases office and warehouse space to the Partnership Management/Century Steel, LP at its premises, and CSP has sold its equity in its fabrication equipment to this limited partnership and leased it back for its own production runs. CSP's investment is less than 10% of its assets, and is therefore insignificant.

The source of revenues from this start up limited partnership in 1997 was limited to its construction contract for the Accotink School in Springfield, VA. The amount of profit sharing interest to which Century Steel is entitled under the limited partnership agreement is 45% of net income, and no net income was generated for the year ended December 31, 1997. Net income would not be determined until the job was closer to completion. Any net income realized was placed on Century Steel Products books in the first quarter of 1998.

                       U.S. Insurance Brokers, Inc. (USIB)

In 1995 the Company acquired U.S. Insurance Brokers, Inc. ("USIB") located in Washington, DC. USIB merged with DC Partners, Ltd. (DCP) In the 4th quarter of 1997, with USIB surviving as the owner of Scibal Associates, Inc., DCP's subsidiary.

As Scibal's parent, USIB intends to supervise the services rendered to, and to expand the customer base of, Scibal's existing clients by virtue of USIB's "association marketing" concept, attempting to obtain clients for the Scibal operation from the vast pool of associations found in the District of Columbia. In doing so, USIB intends to rely, for marketing purposes, on Scibal's existing base of customers, sales and distribution techniques, employees, and research and development.

The proposed principal focus of USIB's operations is intended to concentrate on the proposed Florida property and casualty company to be formed to participate in the Joint Underwriting Association TakeOut Program. To this end, the USIB Holdings limited partnership was formed with David Scibal, CEO of the Company. Mr. Scibal contributed 727,273 warrants for Class B common shares, valued for the purpose of the transaction at

$1,192,000. To assist USIB in the this limited partnership formation, Century Industries contributed $808,000 to this effort. As to the USIB Holdings, LP, Mr. Scibal is to receive 20% of any future limited partnership profits thereof, and Century, through USIB, the General Partner, is to receive 80% of any such profits. For more information, please see "USIB Holdings, Limited Partnership" on page 8 herein.

USIB is, on its own, a development stage company which (I) plans to market all lines of insurance to members and employees of national membership based associations, and (2) plans to act as the Managing General Agency for a new casualty insurance company to be owned by the Company and formed in the State of Florida to participate in the Florida Joint Underwriting Association ("JUA") homeowner TakeOut Program.

As of December 31, 1998, neither the insurance marketing program nor the Florida JUA program provided any income to USIB. USIB did, however, expend funds through its limited partnership to attempt to create these business opportunities.

Form and Year of Organization

USIB, organized in April 1995 under the laws of the District of Columbia, has its principal executive offices at 700 13th Street, NW, Suite 950, Washington, D.C., 20005. It has administrative offices at 11708 Bowman Green Drive, Reston, Virginia 20190.

USIB is a general full service insurance agency/brokerage formed as a District of Columbia corporation. It plans to enter into agency agreements with auto, life, health and property and casualty insurance companies to, in conjunction with licensed carriers, sell insurance policies in these defined categories to selected associations and other membership based organizations. To date, no such agreements have been concluded.

As a secondary part of USIB's development stage, USIB is anticipated to participate in Century's planed Florida property and casualty insurance company as the managing general agent. To date, this remains a development stage plan and has not produced any revenues.

Bankruptcy

USIB has not been involved in any bankruptcy, receivership or similar proceeding in 1998.

Material Reclassifications, Merger, Consolidation, or Purchase of Assets

USIB was not involved in any material reclassification, merger, consolidation or purchase of assets in 1998.

Sales and Distribution

USIB's proposed association limited partners will advertise USIB's products to their members through newsletters and direct mail. The members will call an "800" number at USIB to obtain insurance quotes. When the member purchases insurance, the policies will be issued by the insurance carriers, and all direct billing is performed by the carriers. The carriers then pay USIB a pre arranged commission.

Customer Base

USIB's present potential customer base is with various embassies within the District of Columbia, whereas USIB will market policies for visitors to the US from foreign nations, as represented by their embassies. To date, no embassy has been identified as a customer.

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

Employees

USIB hires its agents as independent contractors on a commission basis, as is standard in the insurance agency industry. Underwriting, bookkeeping, legal and accounting and other services are performed by consultants and outside professionals. USIB has no statutory employees at this time.

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

Management has no assurances that these levels of performance will be achieved, nor that its operations will materialize as planned.

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

Licenses

To date, USIB is corporately and individually licensed to do business in Virginia, West Virginia, New Jersey, Maryland, North Carolina, Wisconsin and Tennessee.

                                USIB Holdings, LP

USIB Holdings LP was formed in 1997 for the purpose of acting as an insurance holding entity for the acquisition of Reinsurance Corporation of America (RCA) and/or the formation of the new proposed Florida insurance subsidiary which management planned in 1998 to have participate in the State's JUA Homeowners TakeOut Program.

Through December 31, 1998, neither Century Industries, in conjunction with its subsidiaries, nor any of its subsidiaries, were able to effectuate the 1997-1998 business plan with Reinsurance Corporation of America or the Florida JUA Homeowners TakeOut Program.

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

The limited partnership was projected to provide favorable tax advantages to the Company in that earnings upstreamed to the holding entity by the proposed insurance company can be upstreamed to the Company without being taxed in the holding entity (USIB Holdings, LP) prior to being booked as consolidated income by the parent holding company, Century Industries, Inc. These suggested tax advantages concern partnership tax treatment. USIB Holdings, LP lost approximately $600,000 in 1998, and these losses were passed through to USIB Holdings, LP unit holders as a one time special loss allocation reflecting these losses for 1998 as reflected in the amended Form 10-KSB.

The USIB Holdings, LP is being managed and operated by USIB as its General Partner, and thus the information regarding USIB as explained herein will again satisfy most of the informational requirements of the USIB Holdings, LP.

USIB Holdings, L.P, subsumed a registration of the Company's convertible preferred stock registered with the New York State Department of Law, nunc pro tunc, ab initio, dated from the original registration effective date. This subsumation replaces the Company's registration with a registration of USIB Holdings LP Convertible Units to the Company's Class B common stock at the same conversion rate. A total of $1,240,000 was raised in 1998 under this offering.

          U.S. Insurance Brokers, Inc. and its wholly owned subsidiary,
                             Scibal Associates, Inc.

In 1996 USIB acquired DC Partners, Ltd. (DCP), in Somers Point, NJ. Scibal Associates, Inc., (Scibal) the wholly owned subsidiary, is a third party insurance claims administrator (TPA) , adjusting and settling claims for both insurance companies and self insured companies and institutions. Scibal adjusts in excess of $870,000,000 of claims annually. USIB merged with DCP in 1997, with USIB surviving as Scibal's parent company.

Products and Markets

Scibal has been in business since 1953, and specializes in workers compensation and all phases of commercial liability claims administration. In administering these programs, Scibal offers its customers a full range of services, including claims adjusting and administration, risk management as well as the full complement of reporting required for both program management by the customer as well as for regulatory compliance.

Workers Compensation and liability payments total in the tens of billions each year, although the number of entities which are self insuring and administering this aspect of their operations has been shrinking during the past two years. The majority of Scibal's business is administering self insured or loss sensitive programs. The market reduction is a function of the strong equity markets bolstering the earnings of the larger insurance carriers, enabling them to offer fixed-cost programs at or below cost. This has resulted in both lost customers for Scibal, as well as tightening margins on those customers who continue to utilize their services. However, in late 1998 and early 1999, management has detected a slight turning in this soft market, as the requests for proposal have slightly increased, and the emphasis on service over pricing seems to be growing. This trend, should it continue, is viewed as favorable by Scibal Associates.

Customer Base

The customer base of Scibal Associates consists of municipal and other government-related entities, primarily in New Jersey, as well as an expanding base of national and regional industrial, retail and service corporations.

Scibal has no customer which exceeds 7% of revenue. The majority of Scibal's customers are comprised of clients of long standing, no one of which is significant to the company. During 1998, Scibal's then largest customer moved another large portion of its contract to a fixed cost workers' compensation program, resulting in lost revenues of approximately $2.2 million. Although operating costs were reduced, this loss of business negatively impacted income. Being a service provider, there is no dependence on any major supplier.

Sales and Distribution

Sales are conducted primarily through brokers as well as through extensive contacts with both insurance companies and referrals from existing customers.

Competition and Economic Conditions

While competition in the claims administration industry is substantial, it has evolved in the 90's into an industry where the administrator must be hardware and software intensive. The software can be purchased or developed internally. Scibal utilizes internally developed proprietary software. Scibal has the reputation for producing excellent claims administration software and is very competitive with other TPAs. Additionally, it has its 45 year track record of performance and integrity in its operations and results on behalf of its clients.

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

Year 2000 (Y2K)

Management has determined that failure to correct internal computer systems, particularly in its proprietary claims software, would have materially adverse affects upon the Company's business, operations and financial condition. Additionally, failure of two key service providers to be compliant was also determined to be materially detrimental to the Company. Therefore, in early 1998 steps were taken to ensure that the Company's internal systems and the systems of material third parties would be compliant prior to the failure of compliance of such systems having an impact on the Company.

Two internal information technology systems were determined to be "at risk" by the year 2000 issue; (1) the proprietary software and underlying operating system of the computers on which it runs and (2) the software within the telephone system (PBX) used at the main office of the Company.

The two external systems of outside service providers whose failure to be compliant would put the Company at risk are the systems of the two banks predominantly used by the Company. The Company issues thousands of checks each month in providing its services, hence the failure of the systems at these banks would result in operational problems for the Company.

The Company has been notified by both of these key banks that their systems are fully compliant. The Company has been notified by AT&T that the software which operates the telephone system was Y2K compliant when it was originally installed.

The Company has been aware of the year 2000 issue for the past several years. However, in preliminary assessments, it was determined that the issues raised by Y2K for the proprietary software were well understood and well within the capabilities of the in-house programming staff to correct. The operating system for the computers used by the Company are already Y2K compliant. Based on these assessments, it was decided that the corrections to the proprietary software would begin in the fourth quarter of 1998, with a completion date of April and testing to be completed by June 1, 1999. Upon completion of the testing, the corrected system will be implemented, providing for another six months of problem identification and correction prior to the end of the year. As of the date of this report, the Company is maintaining this timeline, and foresees no problem with having the program corrections completed and tested by the budgeted dates.

The cost to the Company for the renovation of the proprietary software required for Y2K is estimated at $125,000. This cost represents payroll and benefits as well as estimated consulting fees. No material expenditures for hardware or third-party software are expected. The dedication of the in-house programming staff to Y2K has necessitated the deferment of previously ongoing projects. However, these projects were long-term in nature, and their deferment will not have a known adverse impact on the Company's operations or financial condition.

The most likely risk regarding Y2K is that minor corrections to the software will not be completely fixed by the target date of June 1, which will become evident during the use of the software as the corrected program goes "live". However, since these problems will only be small glitches, they will easily be corrected prior to their impacting the operations or financial condition of the Company. The testing on the most difficult, pervasive Y2K corrections have already been completed.

Business Regulations

Management believes that Scibal is in compliance with all applicable federal, state and local laws and regulations. No federal government approval is needed for its principal services, although various states require registration and licensing of insurance services providers. Scibal is in compliance with all such local requirements.

Research and Development

Scibal has an experienced staff of computer programmers. These programmers are continuously improving and enhancing the proprietary claims handling software. Additionally, there is an effort underway at the company to write the "next generation" of software, which will take advantage of Internet access, electronic claims reporting, and data warehousing for its customers. The new system will enable the company to better leverage its adjusters against case loads, which will lead to higher profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the near future. As discussed above, this project has been deferred until completion of the Year 2000 corrections to the proprietary software already in-use.

Employees

Scibal employs approximately 115 persons. None of the employees are represented by labor unions so the company is not vulnerable to union demands or the threat of a strike. Employee turnover is at a rate consistent with or lower than the industry average, with a majority of the employees having been with the company for more than three years.

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

USIB  Office Facilities

USIB operates its offices at 700 13th Street, NW, Suite 950, Washington, DC 20005, and 11708 Bowman Green Drive, Reston, VA 20190. Management believes that USIB's facilities are suitable and adequate for their intended uses.

Scibal operates its leased headquarters offices at 23 Mays Landing Road, Somers Point, NJ. DCP also has leased field offices in Edison, NJ, Philadelphia, PA, Detroit, MI, Richmond, VA and Jacksonville, FL. Management believes that DCP's facilities are suitable and adequate for their intended uses.

Investment in Real Estate

CSP, in the first quarter of 1998, purchased a small office building in Reston, Virginia, for $375,000. The first mortgage is with First Virginia Bank, totaling $270,000, and the second mortgage is with GW Investments for $33,500. CSP will pay for this property from its operations.

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

The Company held its annual meeting on December 28, 1998, and the directors, Ted
L. Schwartzbeck, Joel Gundersheimer, Jay Pignatello, Robert Kelly and William Balla were elected for the coming year. Messrs. Schwartzbeck, Gundersheimer and Pignatello continued their terms of office.

The shareholders also ratified and approved a) the conversion of USIB Holdings, LP unit holders to the common voting stock of Century Industries during 1999 and
b) the approval of engagement of the Company's auditor. There were 2,840,000 affirmative votes in favor of the proposals out of 3,782,680 Class A common voting shares outstanding at that date. No negative votes were cast.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Class A common voting stock, par value $.001, trades on the Philadelphia Stock Exchange under the symbol CII.A, and also on the NASDAQ OTC Bulletin Board under the symbol CNTI. The Class B common voting stock, par value $.001, trades solely on the Philadelphia Stock Exchange under the symbol CII.B.

The range of bid/asked information for the Company's common voting shares for each quarter of the last year, as reported by the Philadelphia Stock Exchange and the NASDAQ OTC:BB are as follows:

Class A Common Voting (NASDAQ )OTC:BB       Class B Common Voting (PHLX)

               Bid   Asked                                Bid    Asked
               -----------                                ------------
1st Qtr 1998  2.00   2.75                   1st Qtr 1998  2.00   2.75
2nd Qtr 1998  1.75   2.25                   2nd Qtr 1998  1.50   2.00
3rd Qtr 1998  1.50   2.00                   3rd Qtr 1998  1.00   1.25
4th Qtr 1998   .50   1.25                   4th Qtr 1998   .50   1.00

              Bid    Asked                                    Bid    Asked
              ------------                                    ------------
1st Qtr 1997  2.75   3.25                       1st Qtr 1997  N/A
2nd Qtr 1997  2.75   3.35                       2nd Qtr 1997  N/A
3rd Qtr 1997  2.75   3.25                       3rd Qtr 1997  N/A
4th Qtr 1997  1.75   3.00                       4th Qtr 1997  3.00   3.25

Over the counter (OTC) market quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 31, 1997, there are approximately 1,120 stockholders of the par value $.001 Class A common voting stock, and there are approximately 498 stockholders of the par value $.001 Class B common voting stock. No dividends have been declared on any class of common equity for the last two fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Plan of Operation for 1999

(i) The Company has sufficient cash to sustain its operations for the next 12 months. Its operating subsidiaries, CSP and USIB/Scibal had losses due to unusual circumstances. Management expects both CSP and Scibal to be profitable in 1999. At December 31, 1998, there are no plans to raise additional funds, and the Company has already instituted pay decreases for its executives, and has not renewed consulting agreements with a company who provided investor relations services. These reductions in parent (Century) overhead costs are anticipated to help cash requirements for 1999.

(ii) Research and development is not applicable to any of the Registrant's operations except for those of Scibal Associates. There is an effort underway at Scibal Associates to write the "next generation" of software, which will take advantage of Internet access, electronic claims reporting, and data warehousing for its customers. The new system will enable the company to better leverage its adjusters against case loads, which will lead to higher profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the near future. As discussed above, this project has been deferred until completion of the Year 2000 corrections to the proprietary software already in-use.

(iii) The Registrant does not anticipate and does not have any contracts for the expected purchase or sale of plant and significant equipment.

(iv) The Registrant, as detailed in i) above, has made steps to reduce its overhead parent company (Century) costs. This does not, however, signify any major change in the number of employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's consolidated assets have increased from $8,807,922 in 1997 to $9,696,583 in 1998, a 10% increase. The Company elected to write down previously capitalized deferred offering and acquisition expenses, and these expenses, totaling approximately $725,000, are included in the Company's audited 1997 income statement under Professional Fees. These previously capitalized deferred offering and acquisition costs are considered to be one time, non-recurring expenses which the Company will not experience again. The resulting figure of Income (Loss) from Operations, when taking into consideration this write down, reduces the Company's net loss from ($1,105,252) to ($269,172). The operating losses were attributable to the maintenance costs of USIB and Century Industries, as the reporting public parent, as well as expenses associated with the Registrant's efforts to create a Florida property and casualty insurance company.

Gross profit decreased from $6,270,517 in 1997 to $4,445,471 in 1998, a decrease of 29%. Consolidated operating costs decreased from $5,909,126 in 1997 to $5,856,142 in 1998. Consolidated operating income from operations decreased from $361,391 in 1997to ($1,410,671) in 1998. Earnings per share was a loss of ($.14)
in 1998, as opposed to the loss per share of ($.05) in 1997.

Consolidated capital has increased from $4,363,087in 1997 to $5,060,413 in 1998. Consolidated net cash used for operating activities increased from ($146,655) to ($1,161,285). Net cash provided by financing activities increased from $1,770,056 in 1997 to $2,209,689 in 1998.

On March 5, 1998, the Company entered into two Letters of Intent with Security Capital Trading, an NASD member firm. The first letter of intent covered a $7,000,000 private placement of Senior Callable Convertible Preferred shares, the proceeds of which were earmarked to fund the formation and capitalization of the proposed new Florida insurance company. The second letter of intent covered a public offering of an additional $12,000,000 to $15,000,000 of Senior Callable Convertible Preferred shares, the proceeds of which were generally to be used for further insurance related acquisitions. As of December 31, 1998, no funds were raised by the NASD member firm, Security Capital Trading, for either of the two aforementioned offerings. The Company does not anticipate that Security Capital Trading will complete either of the two aforementioned offerings.

(i) The Registrant does not believe any trends, events, or uncertainties have or will be reasonably likely to have a material impact on the Registrant's short term or long term liquidity. The only known trend to be a positive one for the Company is found in its Scibal Associates subsidiary, where management has detected a slight turning in this soft market, as the requests for proposal have slightly increased, and the emphasis on service over pricing seems to be growing. This trend, should it continue, is viewed as favorable by Scibal Associates.

(ii) The Registrant, with two operating subsidiaries, has a source for internal liquidity. To the extent it may be needed in 1999, the Company may seek external sources of liquidity; however, none is anticipated as of the time of this filing.

(iii) The Registrant does not have any material commitments for capital expenditures as of December 31, 1998.

(iv) The Registrant does not believe any trends, events, or uncertainties have or will be reasonably likely to have a material impact on the Registrant's net sales or revenues or income from continuing operations. The only known trend to be positive for the Company is found in its Scibal Associates subsidiary, where management has detected a slight turning in this soft market, as the requests for proposal have slightly increased, and the emphasis on service over pricing seems to be growing. This trend, should it continue, is viewed as favorable by Scibal Associates.

(v) The Registrant has significant elements of income or loss that arise from the write off of deferred offering costs which have been carried on the Company's books since the acquisition of DCP/Scibal in late 1996.

(vi) The causes for material changes from period to period in one or more items of the Issuer's financial statements can be found in the description of each subsidiary hereinbelow.

(vii) The Registrant believes that seasonal aspects have an effect on the financial condition and operations of Century Steel Products, but not any other subsidiary of the Company. The seasonal aspects which generally effect CSP are long, harsh winter seasons. As of December 31, 1998, the Registrant does not believe that CSP has been materially impacted in any way by seasonal aspects.

                          Century Steel Products, Inc.

Year to Date

CSP's cost of goods percentage increased from 81% of revenues in 1997 to 84% of revenues in 1998, and the open account debt to suppliers decreased from $772,219 at year end 1997 to $688,278 in 1998. These were caused by a tougher marketplace for CSP products and operating inefficiencies which CSP has, as a subsequent event, rectified.

Sales decreased from $4,572,796 in 1997 to $4,312,594 in 1998. Administrative costs increased from $693,948 in 1997 to $795,079 in 1998.

Net income from operations of CSP in 1997 was $159,879 and in 1998 was ($150,131). Operating income was $175,207 in 1997and was ($83,059) in 1998. CSP had trade receivables of $1,221,895 in 1998, in comparison to $982,667 in 1997.

For Three Months Ended December 31, 1998

CSP's sales for the fourth quarter of 1997were $1,261,697 and were $729,886 for the fourth quarter of 1998. CSP does not believe this difference in sales is indicative of any long term problems in the company, only that this drop in sales is indicative of ongoing competitiveness in the industry. Operating income in the fourth quarter of 1997 was $52,193, and for 1998 it was ($47,500).

CSP's current assets to current liabilities ratio is 1.05 to 1.00 at year end, with current liabilities being $72,460 less than current assets.

CSP's increased fourth quarter revenues reflected CSP's difficulties in purchasing steel in sufficient quantities and at competitive prices so as to fill all sales orders, at any reasonable profit.

Raw material steel and labor costs were 2.3% less for 1998 on an annualized basis than the year of 1997. In 1998 material and labor costs amounted to 58.8% of the annual revenues. In 1997 this factor was 61%. This factor contributed to the Company's fourth quarter losses in 1998.

Contractual "terms" of steel fabrication contracts are not what is unique to each contract; what is unique to each contract is the material used for each job, according to its own independent contract. Normally, these contracts require specific types of steel with specific designs from architects. CSP does not sell this material from inventory but orders the required type of steel for each project, and then perfects the order by following the architectural drawings for each contract.

All fabrication projects are performed under contracts that are very specific and have provisions covering termination for non-compliance with clear and specific terms for payments on work performed. CSP undertook only one job in 1998 which was not under such a detailed contract was less than $25,000 and is not considered material.

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

USIB had net operating loss of ($1,535,030) in 1998, due to the USIB Holdings, LP. USIB had operating income of ($355,674) in 1997, before consolidation with Scibal Associates, its wholly owned subsidiary. These were costs in the continued effort to effectuate USIB's association marketing and insurance program, as well as the expenses associated with the Company's effort to create a Florida property and casualty insurance company. These costs included professional fees, licensing costs, telephone expenses and marketing expenses.

                         USIB's wholly owned subsidiary,
                             Scibal Associates, Inc.

The following audited income statement comparisons are based upon audited fiscal years ending December 31, 1998 and 1997.

The claims administration industry continues to be a very competitive market. To remain competitive, Scibal Associates, Inc. ("Scibal") has been forced to become more efficient in its operations and reduce costs. Fiscal year 1999's outlook continues with no anticipated revenue growth. Scibal Associates will meet its cash needs through operations. Additionally, with the completion of the Y2K compliance programming, resources will again be devoted to completing the "next generation" software which should increase productivity and functionality even further. This should position Scibal properly, as through this tight market, customers are looking more toward a higher quality of service. Thus, when the market "turns", which management believes may be happening now, Scibal will be situated to provide the service levels required.

There are no expected sales of significant equipment. No significant changes in the number of employees is anticipated. The following audited income statement comparisons are based upon fiscal years ending December 31, 1998 and 1997.

Scibal's revenues decreased from $9,989,570 in 1997 to $7,671,707 in 1998 due to the loss of the workers' compensation program for Scibal's largest customer. The concomitant reductions in operating costs from the loss of this program have reduced cost of service from $4,888,208 in 1997 to $3,786,591 in 1998.

Trade debt levels have been reduced, from $919,817 at year end 1997 to $819,306 in 1998. This has been done despite the lost revenue due to cost reduction policies and greater efficiency. For example, payroll has been reduced from 1997 to 1998 by approximately $1,250,000 on an annualized basis, with no reduction in service levels. The open account debt to suppliers decreased from $919,817 at year end 1997 to $819,306 at year end 1998. Gross profits before administrative costs decreased from $5,101,362 in 1997 to $3,904,893 in 1998. Administrative costs decreased from $4,381,481 in 1997 to $3,467,959 in 1998. Scibal was able to adjust overheads to the loss of customers and continues to look to adjust its work force according to customer demand and company profitability.

Net income in fiscal 1997 was $215,606 and the net loss for 1998 was $76,523. Operating income decreased from $719,880 in 1997 to $357,844 in 1998. This is a direct result of the large program discussed above, with its strong profit margin. Since this loss, Scibal has been able to sign smaller accounts to begin replacing these earnings.

Through greater operating efficiencies, Scibal has been able to lower its payroll to revenue ratio from 62% in 1997 to 57% in 1998. It is anticipated that Scibal will be able to drive this ratio even lower in 1999.

The cash needs of Scibal will be satisfied through operations as well as the use of a line of credit in place with a bank.

SCIBAL ASSOCIATES' HISTORICAL DATA FOR THREE MONTHS ENDED DECEMBER 31, 1997.

Scibal's sales of $1,797,742 for the fourth quarter of 1998 were $276,088 less than the fourth quarter sales of $2,073,830 in 1997.

Operating expenses for the last three months of 1998 totaled $927,715 representing a decrease of $117,111 from the $1,044,826 of expenses for the three months ended December 31, 1997.

Scibal's current assets to current liabilities ratio is .4 to 1 at December 31, 1998, with current liabilities being $1,694,786 more than current assets.

Results of Operations

In 1997 labor costs amounted to 53% of the annual revenues. In 1998 this factor was 53%. This factor had no effect on annual operating income. Labor costs remained essentially unchanged from 1997 to 1998, expressed as a percentage of revenues.

Year 2000 - State of Readiness

The Company has determined that while its assessment of the Year 2000 issue is continuing, that the Year 2000 issues would not have a material effect on the business of the Company. Information regarding the Registrant's main subsidiary to be affected by Year 2000, Scibal Associates, is as follows:

Scibal Associates is highly dependent upon its proprietary software for providing the services which it sells to generate revenues. Since dealing with insurance information in which dates of loss, report dates of claims, policy dates and dates of service for employees (since a significant portion of Scibal's business is adjusting workers' compensation claims) is critical, in fact, foundational, the resolution and prevention of any problems related to Y2K is essential. Recognizing this, Scibal management began the remediation process for Y2K in early 1998. This first step involved establishing a committee, who was to identify those areas of the business representing significant and/or controllable exposure on this issue. After identifying these "projects", senior managers were assigned the responsibility of eliminating or mitigating any inherent risks.

To date, the Company has sent out to vendors, suppliers and customers a "third party assessment" letters to identify and resolve any Year 2000 problems before they arise. Despite its efforts and given the worldwide effect of Year 2000 problems, it is likely that some disruption in relationship with vendors, suppliers and customers will occur, even if they are Year 2000 compliant. At present, given the ongoing nature of its assessment, the Company does not feel that the Year 2000 problem will be material to business, results of operations and financial condition. Again, information regarding the Registrant's main subsidiary to be affected by Year 2000, Scibal Associates, is as follows:

Scibal has only a few third-parties whose failure to be Y2K compliant would be materially disruptive. These third parties include managed care vendors and banks. Please note that although failure of these third-parties to be compliant would be disruptive, it would not have a material adverse financial impact on Scibal Associates. At worst, such a failure would temporarily lower service levels until compliance was achieved or new vendors were identified to replace those which are problematic. Please note, that the scope of this evaluation was more "local" than "global" in nature. Scibal made no efforts to determine if basic agents of the U.S. economic infrastructure will be compliant, for example, the Federal Reserve system, the power grid or the national telephone system. Clearly, failure in these systems would have a material adverse affect on Scibal, but since these are "monopoly" providers, they are quite beyond the control and remediation reach of Scibal Associates.

The Company anticipates being Year 2000 compliant by June, 1999 and anticipates, through this anticipated state of readiness, to avoid third party liability. Again, information regarding the Registrant's main subsidiary to be affected by Year 2000, Scibal Associates, is as follows:

Scibal Associates has been notified that if it is not demonstrably Y2K compliant by June 30, 1999, that many of the service contracts with its customers will not be renewed. Due to the nature of its service, Scibal believes that the exposure to lawsuits for such failure would be minimal, however the revenue impact would be materially adverse.

Century Industries, the Parent company, while still assessing its computer system and soliciting responses by mail and telephone in regards to its third party Year 2000 issues, does not anticipate any Year 2000 problems which could materially affect its business as the parent holding company. The computer system utilized is, a series of stand alone computers operating Windows 95 as an operating system. Embedded technology and microcontrollers are not a part of the parent company's daily business. This parent company will be fully Year 2000 compliant before the end of the first quarter of 1999.

US Insurance Brokers, as a development stage company that has never conducted any significant business to date, does not anticipate any Year 2000 problems which could materially affect its business. USIB utilizes the same computer system as the parent company, which is a series of stand alone computers operating Windows 95 as an operating system. Embedded technology and microcontrollers are not a part of USIB's daily business. This company will be fully Year 2000 compliant before the end of the first quarter of 1999.

Century Steel Products does not believe, as a result of its ongoing assessment of potential third party Year 2000 issues, that it will experience any significant Year 2000 problems. It continues to await responses from its inquiries to suppliers, customers and vendors. CSP has notified the parent company that should all of its systems fail in the Year 2000 for any reason, that it would be able to conduct "business as usual" without any hindrance whatsoever.

The primary area of risk to Scibal Associates is with its proprietary software. However, since it is proprietary, it is also the area of greatest control for the Company. Identifying this area of risk, the in-house programmers have established, with oversight by the Management Committee of the company, a schedule of tasks to be accomplished and a timeline. This detailed program includes the correction of all sub-routines as well as a three month testing phase, all of which are to be completed by June 30, 1999. As of the date of this writing, the expected implementation date of the modified program code to be Y2K compliant is mid-May, 1999.

CHART OF Y2K COMPLIANCE

--------------------------------------------------------------------------------------------------------
COMPANY               IT       NON - IT      PHASE 1        PHASE 2                  FINALIZATION
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Century          -    YES      NO            COMPLETE       ONGOING- complete by     April to May 1999
parent                                                      April 15, 1999
--------------------------------------------------------------------------------------------------------
USIB             -    YES      NO            COMPLETE       ONGOING- complete by     April to May 1999
subsidiary                                                  April 15, 1999
--------------------------------------------------------------------------------------------------------
CSP              -    YES      No            COMPLETE (A)   ONGOING- complete by     April to May 1999
subsidiary                                                  April 15, 1999
--------------------------------------------------------------------------------------------------------
SCIBAL           -    YES      No            See chart      See chart                See chart
subsidiary
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

 (Scibal chart of Y2K compliance is attached herewith as Exhibit 99.1)

Phase 1 is the testing of the stand alone computer systems running Windows 95 operating systems. The test for Year 2000 compliance necessitates accelerating the date on the computer system and turning the system off while operating under this accelerated date. The current operating computer systems of the Company, to date, have complete this test in a satisfactory manner, with no significant loss of data or operating capacity.

Phase 2 is the Company's assessment of its material relationships with third party vendors, suppliers and customers. Responses from said third parties continue to arrive to the Company, and, to date, no significant material supplier, vendor or customer has advised the Company of any major Year 2000 concerns or problems to be anticipated.

(A) Other than its several stand alone computer systems running Windows 95 operating system, CSP had to additionally test its "AutoCad" software, a blueprint design drawing software utilized only on a single use (not multi-task, basis). This program tested successfully.

The third party relationships which involve the Registrant are, at the parent company level, from large vendors who provide banking service, insurance, telephone service, duplicating service machines, EDGAR filing support, bookkeeping service, temporary service agencies, office space rental agencies and mortgage companies. The status of assessing third party risk remains ongoing; however, the Company has not been notified by any material third party relationship that it will experience significant Year 2000 problems.

The third party relationships which involve the Registrant's USIB subsidiary are from large vendors who provide telephone service, temporary service agencies, office space rental agencies and insurance licensing companies and insurance carriers who provide the products and services which USIB has available for sale. USIB, as a development stage company that has never conducted any significant business to date. The status of assessing third party risk remains ongoing; however, to date, USIB has not been notified by any material third party relationship that it will experience significant Year 2000 problems.

CSP anticipates that despite any third party relationship problems, that CSP will be able to fully function on a manual basis without any material effect on operations.

Scibal Associates has only a few third-parties whose failure to be Y2K compliant would be materially disruptive. These third parties include managed care vendors and banks. Please note that although failure of these third-parties to be compliant would be disruptive, it would not have a material adverse financial impact on Scibal Associates. At worst, such a failure would temporarily lower service levels until compliance was achieved or new vendors were identified to replace those which are problematic. Please note, that the scope of this evaluation was more "local" than "global" in nature. Scibal Associates made no efforts to determine if basic agents of the U.S. economic infrastructure will be compliant, for example, the Federal Reserve system, the power grid or the national telephone system. Clearly, failure in these systems would have a material adverse affect on Scibal Associates, but since these are "monopoly" providers, they are quite beyond the control and remediation reach of Scibal Associates."

The Company, nor any of its subsidiaries, have utilized any independent verification and validation processes to assure reliability of their risk and cost estimates.

The Costs to Address the Company's Year 2000 Issues

The historical and estimated costs of remediation directly related to fixing Year 2000 issues can be found in the following table:

-----------------------------------------------------------
COMPANY          HISTORICAL               ESTIMATED
-----------------------------------------------------------
-----------------------------------------------------------
Century     -    $2000                    $3000
parent
-----------------------------------------------------------
USIB        -    $1500 (A)                $2000 (A)
subsidiary
-----------------------------------------------------------
CSP         -    $5000                    $5000
subsidiary
-----------------------------------------------------------
SCIBAL      -    $10,000                  $75,000
subsidiary
-----------------------------------------------------------
-----------------------------------------------------------

(A)   This cost is covered under the Century - parent expense.

The context for these expenses are management hours spent working on Year 2000 issues, as well as costs of requesting Year 2000 information from material third party suppliers, customers and vendors. Scibal Associates, as the main subsidiary with Year 2000 issues, advised the Company that remediation for Scibal Associates is the use of time by senior management, as well as the dedication of the internal programming staff. In both cases there is no material incremental cost, there is only the opportunity cost of this time being diverted away from other projects.

The source of funds for Year 2000 costs is the decrease in overhead parent Company (Century) expenses due to the reduction in salaries for all parent level employees and consultants. The Company's IT budget used for remediation, excluding Scibal Associates, is $25,000. Such expenditures shall be deducted from income provided to the Company by its CSP subsidiary.

The Company and its subsidiaries believe that these Year 2000 costs are normal costs of doing business, and that substantial costs of replacement systems and equipment, or to repair software, will not be substantial.

The Risks of the Company's Year 2000 Issues

The "worst case" scenario for Year 2000 problems in the Company are generally uncertain. The Company continues to inquire to its third party contacts to their Year 2000 readiness, and continues to test, at all levels, parent and subsidiary, its computer business systems, both network and stand alone, and all internal tests, to date, have provided no definite or obvious problems. Century Steel Products, USIB and the parent company believe that their operations, in a worst case scenario, can be done manually without significant loss of business. However, should the Scibal Associates subsidiary fail to be compliant, then contracts representing about $3,000,000 in revenue shall not be renewed. Scibal Associates does feel, however, that is plan for Year 2000 issues will be effectuated and, if for any reason is not, that its long term relationship with its clients will help it seek extensions from its clients.

At this time, neither the Company nor its subsidiaries feel that the Year 2000 efforts have substantially or materially deferred its ability to conduct other IT projects, except with respect to Scibal Associates, as can be found hereinabove on page 12 - "Research and Development".

PART II

ITEM 7.   FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        Consolidated Financial Statements
                 For The Years Ended December 31, 1998 and 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                    CONTENTS

Independent  Auditors' Report of Correa Berger & Associate, CPA's, P.L.L.C              F-2

Consolidated Balance Sheets - December 31, 1998 and 1997                                F-3 - F-4

Consolidated Statements of Operations for the Years Ended                               F-5
     December 31, 1998 and 1997

Consolidated Statements of Changes in Stockholders'                                     F-6
     Equity for the Years Ended December 31, 1998 and
     1997

Consolidated Statements of Cash Flows for the Years                                     F-7
     Ended December 31, 1998 and 1997

Notes to Financial Statements                                                           F-8 - F-18

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Century Industries, Inc.
Sterling, Virginia

We have audited the accompanying consolidated balance sheets of Century Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Industries, Inc., and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




CORREA BERGER & ASSOCIATE, CPA'S, P.L.L.C

New York, New York
April 23, 1999

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                     ASSETS

CURRENT ASSETS                                                                           1998            1997
--------------                                                                           ----            ----
Cash and Cash Equivalents                                                         $   497,341           $   282,009
Accounts Receivable-Trade (Net of allowance for doubtful                            1,923,084             1,907,446
   accounts of $283,000 in 1998 and $163,000 in 1997)
Inventory                                                                             154,798               256,695
Marketable Securities                                                                 116,925               106,952
Other Current Assets                                                                   44,888               572,462
                                                                               ---------------      ----------------

TOTAL CURRENT ASSETS                                                                2,737,036             3,125,564
                                                                               ---------------      ----------------

PROPERTY AND EQUIPMENT
----------------------

Land and Buildings                                                                    378,270                     -
Software and Computer Equipment                                                     2,245,067             1,997,743
Furniture and Fixtures                                                                824,186               779,941
Machinery and Equipment                                                                65,139                15,875
Transportation Equipment                                                              215,429               215,429
Leasehold Improvements                                                                159,251               151,878
                                                                               ---------------      ----------------
                                                                                    3,887,342             3,160,866
Less: Accumulated Depreciation                                                     (1,382,951)           (1,083,443)
                                                                               ---------------      ----------------
NET PROPERTY AND EQUIPMENT                                                          2,504,391             2,077,423
                                                                               ---------------      ----------------

OTHER ASSETS

Investments                                                                           707,666               991,842
Security Deposits                                                                     105,653               106,779
Goodwill (Net of accumulated amortization of $273,073                               1,828,326             1,949,035
       in 1998 and $152,314  in 1997)
Due from Related Parties                                                              496,171               128,422
Other Assets                                                                        1,317,340               428,857
                                                                               ---------------      ----------------
TOTAL OTHER ASSETS                                                                  4,445,156             3,604,935
------------------
                                                                               ---------------      ----------------
TOTAL ASSETS                                                                       $9,696,583            $8,807,922
------------                                                                   ===============      ================



                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                1998               1997
                                                                                                ----               ----
CURRENT LIABILITIES
-------------------
Accounts Payable- Trade                                                                      $1,521,587           $1,732,486
Current Maturities- Long Term Debt                                                              878,149              260,267
Capital Lease Obligations                                                                       104,349               90,385
Notes Payable                                                                                   200,000              125,000
Advances from Stockholders                                                                       58,524              179,601
Accrued Expenses                                                                              1,485,883            1,442,004
Dividends Payable                                                                                16,389               16,389
                                                                                         ---------------       --------------
TOTAL CURRENT LIABILITIES                                                                     4,264,881            3,846,132
LONG TERM NOTES PAYABLE, LESS CURRENT PORTION                                                   749,066              555,926
---------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                                  59,195              155,848
-----------------------------------------------                                          ---------------       --------------



TOTAL LIABILITIES                                                                             5,073,142            4,557,906
                                                                                         ---------------       --------------

MINORITY INTEREST                                                                                12,719               38,250
                                                                                         ---------------       --------------

STOCKHOLDERS' EQUITY
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares                                  1,000                 1,000
    authorized, 1,000,000 issued and outstanding
Common Stock, Class A, $.001 par value, 25,000,000 shares                                        3,783                 3,373
    authorized, 3,783,000 and 3,373,000 issued and outstanding
Common Stock, Class B, $.001 par value, 25,000,000 shares                                        5,167                 4,173
    authorized, 5,167,000 and 4,173,000 issued and outstanding
Additional Paid in Capital                                                                   8,080,396             6,540,403
Retained Deficit                                                                           (2,130,189)           (1,323,307)
                                                                                         ---------------       --------------
                                                                                             5,960,157             5,225,642
Less: Class A common stock in treasury, 399,202 and 269,202
       shares in 1998 and 1997, respectively                                                 (899,744)             (862,555)
                                                                                         ---------------       --------------
TOTAL STOCKHOLDERS' EQUITY                                                                   5,060,413             4,363,087
                                                                                         ---------------       --------------

Other Comprehensive Income (Loss)                                                            (449,691)             (151,321)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $9,696,583            $8,807,922
                                                                                         ===============       ==============





                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                 1998                            1997
                                                                                 ----                            ----
Sales                                                                        $ 12,008,896                    $ 14,862,366
Cost of sales                                                                   7,563,425                       8,591,849
                                                                           --------------                 ---------------

GROSS PROFIT ON SALES                                                           4,445,471                       6,270,517
                                                                           --------------                 ---------------
Operating Costs
---------------
Payroll Expenses                                                                1,593,926                       2,437,512
Professional Fees                                                                 802,775                         509,736
Auto, Travel and Entertainment                                                    281,192                         276,680
Bad Debts                                                                         168,685                         109,761
Amortization and Depreciation                                                     420,217                         323,057
General & Administrative                                                        2,589,347                       2,252,380
                                                                           --------------                 ---------------
Total Operating Costs                                                           5,856,142                       5,909,126
                                                                           --------------                 ---------------

INCOME (LOSS) FROM OPERATIONS                                                 (1,410,671)                         361,391

Other Income (Expense)
----------------------
Loss on Disposition of Asset                                                     (82,429)                               -
Interest Expense                                                                (154,832)                       (112,974)
Minority Interest                                                                  25,531                        (12,439)
Other Income (Expense) - Net                                                    (337,651)                       (384,221)
                                                                           --------------                 ---------------
Total Other Income(Expense) - Net                                               (549,381)                       (509,634)
                                                                           --------------                 ---------------

LOSS BEFORE INCOME TAXES                                                      (1,960,052)                       (148,243)

Income Tax Benefit                                                                854,800                          64,826
                                                                           --------------                 ---------------

NET LOSS                                                                   $  (1,105,252)                 $      (83,417)
                                                                           ==============                 ===============

Preferred Stock Dividends of Subsidiaries                                               -                       (201,980)
                                                                           --------------                 ---------------

Net Loss Available for Common Stockholders                                 $  (1,105,252)                 $     (285,397)
                                                                           --------------                 ---------------

Basic and Diluted  Earnings (Loss) Per Share:
      Net Loss                                                             $       (0.14)                 $        (0.05)
                                                                           --------------                 ---------------


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997



                                                    PREFERRED           COMMON              COMMON               ADDITIONAL
                                                      STOCK             STOCK               STOCK                 PAID-IN
                                                                        CLASS A             CLASS B               CAPITAL
                                                ----------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                                    1,000               3,096                3,000             4,555,099
-------------------------
                                                                 -                   -                    -                     -
Issuance of  277,000 shares of common stock                      -                 277                    -               451,221
Issuance of 1,173,000 shares of common stock                     -                   -                1,173             1,910,769
Treasury stock, 137,237 shares during 1997                       -                   -                    -                     -
Write Off of Deferred Costs                                      -                   -                    -             (376,686)
Unrealized gain on marketable securities                         -                   -                    -                     -
Net loss for 1997                                                -                   -                    -                     -
Preferred dividends                                              -                   -                    -                     -
                                                ----------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                                    1,000               3,373                4,173             6,540,403
-------------------------

Issuance of 410,000 shares of common stock                       -                 410                    -               446,598
Issuance of 993,648 shares of common stock                       -                   -                  994             1,093,395
Treasury Stock, 130,000 shares during 1998                       -                   -                    -                     -
Adjustment for other comprehensive loss                          -                   -                    -                     -

                                                ----------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998                                 $  1,000            $  3,783              $ 5,167           $ 8,080,396
-------------------------                       ==================   =================   ==================   ====================


                                                    RETAINED               TREASURY                   TOTAL
                                                    EARNINGS                STOCK                 STOCKHOLDERS'
                                                    (DEFICIT)                                        EQUITY
                                               ----------------------------------------------------------------
BALANCE DECEMBER 31, 1996                                (1,205,456)             (472,800)          2,883,939
-------------------------
                                                                   -                     -
Issuance of  277,000 shares of common stock                        -                     -            451,498
Issuance of 1,173,000 shares of common stock                       -                     -          1,911,942
Treasury stock, 137,237 shares during 1997                         -             (389,755)           (389,755)
Write Off of Deferred Costs                                        -                     -           (376,686)
Unrealized gain on marketable securities                      16,225                     -             16,225
Net loss for 1997                                           (83,417)                     -            (83,417)
Preferred dividends                                        (201,980)                     -           (201,980)
                                               ----------------------------------------------------------------

BALANCE DECEMBER 31, 1997                                (1,474,628)             (862,555)          4,211,766
-------------------------

Issuance of 410,000 shares of common stock                         -                     -            447,008
Issuance of 993,648 shares of common stock                         -                     -          1,094,389
Treasury Stock, 130,000 shares during 1998                         -              (37,189)           (37,189)
Adjustment for other comprehensive loss                    (655,561)                     -          (655,561)

                                               ----------------------------------------------------------------

BALANCE DECEMBER 31, 1998                               $(2,130,189)         $  (899,744)        $ 5,060,413
-------------------------                      =====================   ===================   ==================


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                  1998                    1997
                                                                            -----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Cash received from customers                                                    $ 11,993,258           $ 14,212,604
Cash paid to suppliers and employees                                            (13,018,398)           (14,252,511)
Interest received                                                                      6,100                  6,226
Interest paid                                                                      (142,245)              (112,974)
                                                                            -----------------        --------------
     Net cash used for operating activities                                      (1,161,285)              (146,655)
                                                                            -----------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Sale of fixed assets                                                                  98,338                      -
Purchase of fixed assets                                                           (726,476)              (693,248)
Purchase of marketable securities and investments                                  (204,934)              (829,614)
                                                                            -----------------        --------------
     Net cash used for investing activities                                        (833,072)            (1,522,862)
                                                                            -----------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from sale of  limited partnership units                                   1,541,397              2,102,036
Preferred dividends paid                                                                   -              (283,541)
Receipts of (payments on) notes                                                      789,369              (321,251)
Net advances from affiliates-stockholders                                          (121,077)                272,812
                                                                            -----------------        --------------
     Net cash provided by financing activities                                     2,209,689              1,770,056
                                                                            -----------------        --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 215,332              (100,539)
----------------------------------------------------

Cash and Cash Equivalents - January 1                                         $      282,009         $      382,548
-------------------------------------                                       -----------------        --------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                       $      497,341         $      282,009
---------------------------------------                                     =================        ==============

Net loss                                                                      $  (1,105,252)         $     (83,417)
Bad debts                                                                            168,685                109,761
Amortization and depreciation                                                        420,217                323,057
Write Off of Deferred Acquisition Costs                                                    -                 44,780
Loss on sale of assets                                                                82,429                      -
Minority Interest                                                                   (25,531)                 12,439
(Increase) decrease in accounts receivable                                         (184,323)              (643,536)
(Increase) decrease in inventory                                                     101,897              (117,740)
(Increase) decrease in other current assets and other assets                       (466,351)              (314,242)
Increase (decrease) in accounts payable                                            (210,899)                82,216)
Increase (decrease) in dividends payable                                                   -               (81,561)
Increase (decrease) in accrued expenses                                               57,843                521,388
                                                                            -----------------         -------------
     Net cash used for operating activities                                   $  (1,161,285)         $    (146,655)
                                                                            =================        ==============


                                   (continued)


                 See accompanying notes to financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

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

USIB Holdings Limited Partnership (Holdings), was formed in late 1997 to act as an insurance holding limited partnership for the acquisition of Reinsurance Corporation of America, and/or to form a new Florida casualty insurance company so as to participate in the state of Florida Joint Underwriting Association Homeowners's Takeout Program. USIB is the General Partner, and David Scibal, President of Scibal Associates, is a Limited Partner. Holdings was capitalized through the capital contribution of David Scibal's 727,273 Class B warrants, valued at $1,192,000, received as consideration from the sale of Scibal Associates to the Company, and a capital contribution of $808,000 by the Company. David Scibal will participate to the extent of 20% of any future profits, and the Company will receive 80%. However, his equity ownership is limited to 1% and the Company retains 99%.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, CSP, USIB, Scibal and USIB Holdings, LP in 1998. The Company owns approximately 85% of CSP's common stock and 100% of USIB's and Scibal's common stock. All material intercompany accounts and transactions have been eliminated. Minority interests in a subsidiary are recognized to the extent that the minority interests in equity capital are positive. When losses applicable to minority interests exceed minority interest in equity capital, the excess is charged against the Company's interest. Subsequent minority interest earnings are credited to the Company to the extent of minority interest losses previously absorbed. In the year of acquisition, a subsidiary's income and expenses are included in the consolidated statement of operations only to the extent of the post-acquisition activity.

ACQUISITIONS AND GOODWILL

The consolidated financial statements include the net assets of businesses purchased and recorded at cost, which was measured by the fair value of consideration given or net assets received, whichever was more clearly evident, at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired has been allocated to and is included in goodwill. Goodwill is amortized on a straight-line basis over 30 years. Management periodically reviews the business environment of its acquirees for

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

potential impairment write downs through evaluations based on fair values and in relation to the expected operating performance and future expectations of non discounted cash flows of the related businesses. The carrying value of the long-lived assets (including goodwill) is reviewed if the facts and circumstances suggest that such assets may be permanently impaired. If the expected future operating cash flows derived from such assets are less than their carrying value, such value would be reduced accordingly. After review, there appears to be no potential impairment write downs.

INVENTORY

Inventory consists of raw steel products and is recorded at the lower of cost or market, using the average cost method.

PROPERTY AND EQUIPMENT

Furniture, equipment and leasehold improvements are stated at cost. For financial reporting, depreciation and amortization are provided using straight-line and double-declining balance methods and the following estimated useful lives:

       Non Residential Buildings                       39 years
       Software and computer equipment                5-7 years
       Furniture and fixtures                         5-7 years
       Machinery and equipment                        7-10 years
       Transportation equipment                       3-7 years
       Leasehold improvements                         10-15 years

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

SOFTWARE COSTS

Pursuant to Statement of Financial Accounting Standards No.86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board, Scibal capitalized certain software development and production costs once technological feasibility had been achieved. The cost of purchased software is capitalized when related to a product which has achieved technological feasibility or that has an alternative future use. Scibal capitalized internal software development costs, related to new products reaching technological feasibility. At December 31, 1998 and 1997 Scibal capitalized software amounting to approximately $1,094,000 and $247,324 respectively. Capitalized software development and purchased software costs are reported at the lower of unamortized costs or net realizable value. Commencing upon initial product release, these costs will be amortized based on the straight-line method over the estimated life.

Scibal Associates utilizes internally developed proprietary software in the provision of its claims services. Scibal capitalizes the development costs of such software as called for in FASB 86 and further supported by Statement of Position 98-1 as issued by the Accounting Standards Executive Committee.

Scibal Associates is a claims adjudicator for self insured entities and insurance carriers. As an integral part of the service, Scibal uses the proprietary software and a computer network to track claims activity, history, make payments, create and issue reports to customers and regulatory bodies, and otherwise perform and document all steps necessary in the performance of its services. Without this proprietary or similar third party software, Scibal would not be able to generate revenue, although the software itself is not what is sold.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


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

2)  REVENUE RECOGNITION

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

CSP's usual operating policy is to complete jobs before year end and generally not to begin new jobs in late December, which facilitates accounting and reduces time needed for inventory observation. This operating pattern, which constitutes the application of SOP 81-1, is actually the way CSP operates, and is a policy which is followed at the end of each quarter.

Claims Administration

Scibal contracts with its clients to process various types of casualty claims. Generally, the contracts provide that for an agreed upon annual fee, Scibal will administer up to a specified number of claims. Scibal recognizes this revenue on a pro rata basis throughout the billing year. If less than the estimated number of claims is administered, Scibal is entitled to the full amount of the contract. In the event more claims than estimated are administered, the client will be billed extra based on a predetermined amount per file, per file type, per state. Additionally, if a file remains open for more than two years, Scibal is entitled to an additional fee for the file on a one-time basis. Revenue from these situations is recognized when the contractual criteria are met. Included in other current assets is approximately $94,000 and $393,000 at December 31, 1998 and 1997, respectively, related to such "overage billings" captured from an analysis of claims' work in process. With respect to the earnings process and the recognition of revenue, the Company has actually processed this overage claims, however, billing could not be initiated until the end of the contract.

Claims Administration Deposits

As a third party administrator, Scibal clients deposit funds with Scibal to administer the clients' claims. Scibal places these funds in various cash accounts set up solely for the purpose of paying that client's claims. The claims administration deposits are not held in trust and there is no management of the deposits for income. The claims administration deposits approximating $3,000,000 and $4,000,000 at December 31, 1998 and 1997, respectively, are not included as assets in Scibal's financial statements.

Deferred Acquisition Costs

Deferred acquisition costs incurred in connection with the development stage insurance operations are being expensed as incurred with early application of SOP 98-5 - "Reporting on the Cost of Start Up Activities."

Cash and Consolidated Statements of Cash Flows

From time to time during the years ended December 31, 1998 and 1997, the Company maintained cash balances in excess of federally insured limits.

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


During the years ended December 31, 1998 and 1997, other comprehensive income included unrealized holding losses on available for sale securities of $449,691 and $151,321, respectively.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The weighted average number of shares used for the computations of earnings per share approximated 8,200,000 and 6,200,000 for the years ended December 31, 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain items in the December 31, 1997 consolidated financial statements have been reclassified, where appropriate, to conform with the December 31, 1998 presentation.

3)   TREASURY STOCK TRANSACTIONS

During 1998 and 1997, Scibal and USIB acquired Class A common stock of the Company. During 1996, Scibal acquired Class A common stock of the Company. Such shares of CNTI common stock held by the subsidiaries are recorded in consolidation as treasury stock and result in a reduction of stockholders' equity. The Company acquired 130,000 shares of its Class A common voting stock at the beginning of 1998. These shares were acquired due to cancellation of a loan to one of the Company's directors.

In 1998, the Company issued 993,648 Class B common voting shares and 410,000 Class A common voting shares. In 1997, the Company issued an additional 1,173,350 Class B common voting shares.

4)   INCOME TAXES

The income tax benefit consists of the following:

Current                   1998                  1997
                          ----                  ----
       Federal         $       -              $(28,900)
       State                   -                     -
Deferred                 (854,800)             (27,726)
                       -----------            ---------
                        $(854,800)            $(56,626)
                       ===========            =========

Deferred tax assets resulted primarily from the Company's net operating tax losses of approximately $2,232,000 and $585,000 at December 31, 1998 and 1997, respectively. The net operating losses are available to offset future taxable income. The related deferred tax asset of has been reduced by a valuation allowance. Other deferred tax assets resulted from the tax bases of trade accounts receivable exceeding their bases for financial reporting by the amount of the allowance for doubtful accounts, the tax bases of fixed assets exceeding their bases for financial reporting, and from charitable contributions available to offset future taxable income. The net operating loss carryforwards will expire in 2013, and the charitable contribution carry forward will expire in 2000.

Net deferred tax assets consisted of the following at December 31:

                                            1998                    1997
Total Deferred Tax Liabilities           $          -          $          -
Total Deferred Tax Assets                   1,097,000               339,193
Total Valuation Allowance                   (100,000)              (91,267)
                                         ------------          ------------
                                         $    997,000          $    247,926
                                         ============          ============

Of the net deferred tax assets at December 31, 1998 and 1997, $65,671 and $45,600 were included in other current assets, and $882,129 and $151,526 were included as other assets, respectively.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

6)   RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998 and 1997, the subsidiaries advanced funds to stockholders-officers of the Company and affiliated parties, and received related repayments. Such advances are non-interest bearing and have no specific repayment terms.

For the year ended December 31, 1998 and 1997 an officer of USIB received approximately $250,000 and $1,200,000, respectively, for services provided as selling expenses in issuing shares of preferred stock of USIB. Equity was reduced by this amount as a direct cost of issuing the stock.

Scibal has a minority stock position in a corporation, which owns an office building. For a portion of both 1998 and 1997 the office building was vacant, during which time Scibal funded the debt service and maintenance costs of the property, which has been recorded as a receivable. The property is for sale, and Scibal feels that its receivable will be collected when it is sold. In 1998 the building representing the primary asset of a corporation in which Scibal had an investment was sold. As part of the sale, a $50,000 mortgage note was received, which was assigned to Scibal. This mortgage is for 60 months, beginning October, 1998, at 9.5% interest, with a fifteen year amortization and a balloon payment. Scibal sustained a loss on this investment totaling $82,429.

7)   LINE OF CREDIT

Scibal maintains a $200,000 credit line with a bank in order to meet seasonal working capital requirements and other financing needs as they arise. Short-term borrowings on this line at December 31, 1998 and 1997 totaled $200,00 and $125,000 respectively, which is due on demand with interest at prime plus 1%. This line of credit is guaranteed by David Scibal.

8)   LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1998 consisted of the following:

                                                                                         1998                    1997
                                                                                         ----                    ----
               $500,000 note payable, due in equal monthly payments
               of $8,333 plus interest at prime plus 1% for sixty (60)
               months due through November 2001, secured by all assets of
               Scibal.                                                                 $283,362               $ 383,362

               $346,837 guidance notes to finance new capital
               expenditures, due in equal monthly installments through
               December 2000,  plus interest at prime plus 1%for
               thirty-six (36) months, secured by all assets of Scibal.                 142,040                 203,927

               Scibal has a $27,500 note payable due in monthly
               installments of $691 including interest at a rate of 9.5%
               per annum for forty-eight (48) months through August 2000.                13,319                  19,912

               CSP has a note dated July 1995, maturing December
               2001.  Monthly payments are required consisting of
               principal of $4,000 plus accrued interest at 1.5% over
               prime.  The note is secured by all of CSP's assets and is
               guaranteed by a stockholder-officer.                                     142,000                 194,000

               CSP has a note dated December 1997, maturing November
               2000. Monthly payments  are  required consisting of $512
               including interest at 11.65%.  The note is secured by a
               transportation vehicle.                                                    9,852                  14,992

               $281,250 note payable, due in equal monthly payments of $2,853 including interest at 9% per annum for 180

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

               months through January 2013.  The note is secured by CSP's
               building                                                                     273,403                  -

               $37,500 note payable, with interest payments due on the
               unpaid
               principal balance at the rate of 13% per annum for 36
               months through January 2001.  The note is secured by
               CSP's building                                                                37,500                  -

               CNTI has a $600,000 note dated August, 1998, due
               January 1, 1999, bearing interest at 7% per annum.  The
               note is secured by accounts receivable at CSP and Scibal
               Associates                                                                   600,000                  -

               USIB has a $70,900 note due in 2000                                           70,900                  -

               Scibal has a $54,839 life policy loan                                         54,839                  -

                                                                                        -----------        -----------
                                                                                          1,627,215            816,193
                             Less: Current Portion                                           78,149            260,267
                                                                                         ----------         ----------
                             Long Term Portion                                           $  623,327         $  555,926
                                                                                         ==========         ==========

Future minimum payments on long-term debt as of December 31, 1998 are as follows:

       1999                                                                              $  878,149
       2000                                                                                 327,723
       2001                                                                                 181,146
       2002                                                                                  13,208
       2003 & thereafter                                                                    226,989
                                                                                         ----------
                                                                                         $1,627,215
                                                                                         ==========

Interest cost, none of which was capitalized, was approximately $155,000 and $113,000 for the years ended December 31, 1998 and 1997, respectively.

9)   COMMITMENTS AND CONTINGENCIES

Building Leases

The company and its subsidiaries lease office space and transportation vehicles under various operating leases expiring through October 2002.

Future minimum payments under these leases are as follows:

       1999                                                                             $    89,258
       2000                                                                                 514,407
       2001                                                                                 232,685
       2002                                                                                 109,810
                                                                                        -----------
                                                                                         $1,346,160
                                                                                        ===========

Net rent expense was approximately $604,485 and $580,500 for the years ended December 31, 1998 and 1997, respectively.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Obligations Under Capital Leases

The Company is the lessee of equipment under capital leases expiring in May 2000. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

Following is a summary of property held under capital leases:

        Computer equipment                                                    $  438,739
        Less:  Accumulated depreciation                                         (229,830)
                                                                              ----------
                                                                              $  203,909
                                                                              ==========

Minimum future lease payments under capital leases for each of the next five years and in the aggregate are:

        1999                                                                  $  117,721
        2000                                                                      55,756
        2001                                                                        5405
        2002                                                                        5405
        2003                                                                        2252
Total minimum lease payments                                                     186,539
Less:  Amount representing interest                                              (22,995)
                                                                              ----------
Present value of net minimum lease payments                                   $  163,544
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

Effective January 1, 1997, the Company adopted a key Employee Stock Option Plan
(ESOP). There was no activity in the ESOP since inception.

Scibal has in effect a 401 (k) Plan covering substantially all eligible employees for the year ended December 31, 1998. Scibal elected not to match payment of certain before tax contributions made by employees during 1998 and 1997.

10)   MARKETABLE SECURITIES AND OTHER FINANCIAL INSTRUMENTS

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

11)   INVESTMENTS

The Company has interests in certain long-term investments, which are carried at cost. Included in the balance of investments at December 31st is the following:

                                                                        1998                    1997
                                                                        ----                    ----
Investment in third party administrative building                   $    30,000               $    30,000
Investment in office building                                                 -                   202,348
Investment in an insurance related corp. by CSP                               -                         -
Investment in an insurance related LP                                   640,166                   683,285
Investment in construction Joint Venture by CSP                               -                    38,709
Other Investments                                                        37,500                    37,500
                                                                    -----------               -----------
                                                                    $   707,666               $    91,842

The Company has an investment in the Roc Shores/Century Industries, Inc. Limited Partnership, a District of Columbia Limited Partnership, wherein its interest is 45%. This Limited Partnership was formed in 1997 to purchase and own Century (Overseas) Insurance Co., S.A., a Dominican Republican insurance company, which has been effected. The insurance captive has appointed USIB as its

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

Managing General Agent for North America. The General Partner is Roc Shores Investments, Ltd. The insurance company is presently in its development stage. There was no investment made by the Company into this partnership during 1998. See note 18 below.

During 1997, the Company's subsidiary, Century Steel, had a 45% interest in the Partnership Management Corporation/Century Steel Products Limited Partnership, formed between Century Steel and Bainbridge Construction Co., Inc., a Class A licensed Virginia General Contractor. Partnership Management Corporation is the General Partner. The Limited Partnership was constructing the Accotink School in Springfield, VA , using Century Steel's products. The Limited Partnership has leased office and warehouse space from Century Steel. During 1998 there was no activity in the limited partnership because the projected activity for 1998 did not materialize due to changing economic conditions in the targeted market. The Company does not foresee any further activity in this business venture.

12)   DUE FROM RELATED PARTIES

This represents advances made to various related parties. These advances are non-interest bearing and have no specific repayment terms.

13)   ADVANCES FROM STOCKHOLDERS

At December 31, 1998 and 1997, $58,524 and $179,600 were advanced from a stockholder to Scibal as a loan for working capital purposes with no specific repayment terms. Such advance is non-interest bearing.

14)   MAJOR CUSTOMERS

Scibal lost the workers compensation program for one major customer in 1998. During 1997, one customer accounted for approximately 16% of revenues at Scibal. During 1996, two customers accounted for approximately 20% of revenues.

15)   STOCKHOLDERS' EQUITY

CSP did not declare any dividends in 1998. CSP declared dividends to its preferred stockholders in the amount of $7,800 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, dividends of $1,950 were accrued but unpaid.

USIB did not declare any dividends in 1998. USIB declared dividends to its preferred stockholders in the amount of $ - 0 - and $194,180 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, dividends of $ - 0 and $14,400, respectively, were accrued but unpaid.

   Shares of common stock were reserved at December 31, 1998 for the following:


                                                                         CLASS A                                 CLASS B
                                                                         -------                                 -------
Conversion of a warrant for 200,000 shares                                     200,000                                  -
into Class A common voting shares @ $.01

Conversion of a warrant for 50,000 shares into                                  50,000                                  -
Class A common voting shares @ $1.25

Conversion of a warrant for 270,834 shares into                                270,834                                  -
Class A common voting shares @. $.01

Exercise of 727,273 outstanding warrants @ $.01
into Class B common voting shares  exercisable                                                                    727,273
subsequent to December 31, 1997 in conjunction
with DC Partners acquisition

Conversion of 250,000 warrants into Class A
common voting shares @ $.01                                                    250,000                                  -
                                                                         -------------                     --------------

                                                                               770,834                            727,273
                                                                         =============                     ==============

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


Shares of common stock were reserved at December 31, 1997 for the following:

                                                                          CLASS A                   CLASS B
                                                                          -------                   -------
Conversion of a warrant for 200,000 shares                                     200,000                       -
into Class A common voting shares @ $.01

Conversion of a warrant for 50,000 shares into                                  50,000                       -
Class A common voting shares @ $1.25

Conversion of a warrant for 270,834 shares into                                270,834                       -
Class A common voting shares @. $.01

Conversion of a warrant for 300,000 shares into                                                        300,000
Class B common voting shares @ $1.25

Exercise of 727,273 outstanding warrants @ $.01                                                        727,273
into Class B common voting shares  exercisable
subsequent to December 31, 1997 in conjunction
with DC Partners acquisition

Conversion of a warrant for 500,000 shares into                                                        500,000
Class B common voting shares @ $.01

Conversion of 250,000 warrants into Class A
common voting shares @ $.01                                                    250,000                       -

Conversion of 250,000 warrants into Class A
common voting shares @ $.01                                                    250,000                       -
                                                                         -------------          --------------

                                                                             1,020,834               1,527,273
                                                                         -------------          --------------

16)  BUSINESS SEGMENT INFORMATION

Segment information for the years ended December 31, 1998 and 1997 as follows:

---------------------------------------------------------------------------------------------------------------------
1998                          CSP              USIB            SCIBAL             CNTI                 TOTAL
---------------------------------------------------------------------------------------------------------------------
Revenues                      $ 4,312,594         $  4,818       $ 7,691,484                   -         $ 12,008,896
---------------------------------------------------------------------------------------------------------------------
Operating Income (loss)          (83,059)      (1,535,030)           357,844           (100,426)          (1,410,671)
---------------------------------------------------------------------------------------------------------------------
Identifiable Assets               966,639        3,898,386         3,909,145             922,413            9,696,583
---------------------------------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------------------------------
Revenues                        4,572,796          300,000         9,989,570                   -           14,862,366
---------------------------------------------------------------------------------------------------------------------
Operating Income (loss)           175,207        (355,674)           719,880           (178,022)              361,391
---------------------------------------------------------------------------------------------------------------------
Identifiable Assets             1,111,389        2,492,068         4,484,443             720,022            8,807,922
---------------------------------------------------------------------------------------------------------------------

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


17)   SUBSEQUENT EVENTS

Century intends to develop business opportunities and recover previous years' losses through its business opportunity with Interactive Gaming &
Communications, Ltd. ("IGC", trading on OTC:BB under the symbol "SBET"), wherein both companies agreed to form Gamblenet Technologies, Ltd. Press releases regarding this were issued by the Company in March of 1999.

Century has also, at the parent company level, reduced its overhead costs. Several officer positions with regards to shareholder relations services were eliminated, and legal and consulting fees have been greatly reduced. Scibal Associates has also positioned itself to reduce overhead operating costs, without compromising its ability to accommodate new customers.

18)  ROC SHORES/CENTURY LIMITED PARTNERSHIP

There was no investment by the Company into this limited partnership during 1998. Due to the major natural disasters which decimated the Dominican Republic during 1998, there was no business activity in this partnership during 1998. Century, as the limited partner, will endeavor to create business opportunities for Century Overseas Insurance Co. ("COIC"), 1999. Management has no assurances that any level of performance will be achieved, nor that its operations will materialize as planned.

19)  INVESTMENTS IN LIMITED PARTNERSHIPS

Investments in 20% to 50% owned partnerships, affiliates, and other entities are accounted for on the equity method and investments in less than 20% owned affiliates are accounted for on the cost method.

20)  CLARION FINANZ AG FINANCING

During the third quarter of 1998, the Company entered into a bridge loan agreement with Clarion Finanz AG. Clarion Finanz was represented by the law firm Kane Kessler in New York City. The Company borrowed $600,000 under this agreement. Approximately $67,000 of the $600,000 was expended on attorney and finder's fees. The Company returned $300,000 to Clarion Finanz in January, 1999. As of the date of this filing the Company remains indebted to Clarion Finanz for $300,000 plus penalties and interest, which approximate $35,000. This agreement was collateralized by the accounts receivable of Scibal Associates and Century Steel Products. The money was loaned to the Company for the purposes of effectuating the $300,000 licensing fee with the Florida Insurance Department for the proposed Florida property and casualty insurance company that Century anticipated capitalizing through the Security Capital Trading private offering. After Security Capital failed to raise the requisite funds, and the Company pursued alternate forms of financing to capitalize the proposed insurance company, the Company was obligated to return the remaining $300,000 funds to Clarion Finanz, and did so in January, 1999.

21)  YEAR 2000 (Y2K)

Management has determined that failure to correct internal computer systems, particularly in its proprietary claims software, would have materially adverse affects upon the Company's business, operations and financial condition. Additionally, failure of two key service providers to be compliant was also determined to be materially detrimental to the Company. Therefore, in early 1998 steps were taken to ensure that the Company's internal systems and the systems of material third parties would be compliant prior to the failure of compliance of such systems having an impact on the Company. Management expects to be fully year 2000 compliant by July, 1999.

Two internal information technology systems at Scibal Associates were determined to be "at risk" by the year 2000 issue; (1) the proprietary software and underlying operating system of the computers on which it runs and (2) the software within the telephone system (PBX) used at the main office of the Company.

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997


The two external systems of outside service providers whose failure to be compliant would put the Company at risk are the systems of the two largest banks used by Scibal Associates. Scibal issues thousands of checks each month in providing its services, hence the failure of the systems at these banks would result in operational problems for the Company.

Scibal has been notified by both of these key banks that their systems are fully compliant. Scibal has been notified by AT&T that the software which operates the telephone system was Y2K compliant when it was originally installed.

Scibal has been aware of the year 2000 issue for the past several years. However, in preliminary assessments, it was determined that the issues raised by Y2K for the proprietary software were well understood and well within the capabilities of the in-house programming staff to correct. The operating system for the computers used by Scibal are already Y2K compliant. Based on these assessments, it was decided that the corrections to the proprietary software would begin in the fourth quarter of 1998, with a completion date of April and testing to be completed by June 1, 1999. Upon completion of the testing, the corrected system will be implemented, providing for another six months of problem identification and correction prior to the end of the year. As of the date of this report, Scibal is maintaining this timeline, and foresees no problem with having the program corrections completed and tested by the budgeted dates.

The cost to Scibal for the renovation of the proprietary software required for Y2K is estimated at $125,000. This cost represents payroll and benefits as well as estimated consulting fees. No material expenditures for hardware or third-party software are expected. The dedication of the in-house programming staff to Y2K has necessitated the deferment of previously ongoing projects. However, these projects were long-term in nature, and their deferment will not have a known adverse impact on the Company's operations or financial condition.

The most likely risk regarding Y2K is that minor corrections to the software will not be completely fixed by the target date of June 1, which will become evident during the use of the software as the corrected program goes "live". However, since these problems will only be small glitches, they will easily be corrected prior to their impacting the operations or financial condition of the Company. The testing on the most difficult, pervasive Y2K corrections have already been completed.

22) WRITE DOWN OF PREVIOUSLY CAPITALIZED DEFERRED OFFERING AND ACQUISITION COSTS

In 1998, the Company, after reviewing its books and records with relation to previously capitalized deferred offering and acquisition costs, has elected to write down these expenses, and these expenses, totaling approximately $725,000, are included in the Company's audited income statement under Professional Fees. These previously capitalized deferred offering and acquisition costs are considered to be one time, non-recurring expenses which the Company will not experience again. The resulting figure of Income (Loss) from Operations, when taking into consideration this write down, reduces the Company's net loss from ($1,105,252) to ($269,172).

                  CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Company's presently engaged accountants, Correa, Berger & Associates, CPA's, 67 Wall St., 2nd Floor, New York. NY 10005 who have audited the Registrant, Century Steel Products, Inc. (CSP), U.S. Insurance Brokers, Inc. (USIB), and USIB Holdings LP.

While the Issuer did not re-engage Correa Berger & Associates, CPAs, PLLC and engaged Sobel & Co. during 1998, Sobel & Co. never performed any audit for the Registrant or any of its subsidiaries, and two Form 8-Ks was filed pertinent to the Sobel & Co. dismissal.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Directors, Executive Officers, and their ages are:

Joel M. Gundersheimer         Director                                    54

Mr. Gundersheimer was the founder of Century Steel Products, Inc., the Company's subsidiary, and functioned as its President since 1979 until 1996. He still functions as a Director of Century Steel Products, Inc. and is currently helping Mr. Schwartzbeck at CSP.

Theodore L. Schwartzbeck      Director, President, Treasurer, Chairman    36

Mr. Schwartzbeck became President of the Company in 1996. He has served as a Director since its inception. He has further served as the Executive Vice President of Century Steel Products, Inc, since 1986, and became its CEO in 1996. Ted Schwartzbeck has also served as Vice President of CSP since 1985 and President of CSP since 1996, and President of USIB since 1995. Mr. Schwartzbeck is also a director of V-Twin Acquisitions, Inc.

William F. Balla             Vice President, Director                     34

Mr. Balla has been a Vice President of both USIB and Century since 1996, and has performed that function in the Shareholders Relations department.

Robert Kelly                 Vice President, Director                     44

Mr. Kelly has been a Vice President of both USIB and Century since 1996, and has performed that function in the Shareholders Relations department.

A. Jay Pignatello            Director, Secretary                          29

Mr. Pignatello joined USIB in March, 1996 to act as the Vice President of Shareholder Relations. He graduated from the University of Pennsylvania in 1992 and subsequently worked as a legal assistant in two major Washington, DC law firms. Mr. Pignatello is also a director of V-Twin Acquisitions, Inc.

The above Directors are all elected annually, and Messrs. Schwartzbeck and Gundersheimer have served since the inception of the Company in December of 1992. Mr. Pignatello have served since December, 1997. All of the Directors were appointed to serve for the calendar year of 1998 and through 1999 at the 1998 annual meeting. Mr. Scibal remains as CEO of Scibal Associates.

Mr. David Scibal, CEO and President of Scibal Associates, is a significant employee. Mr. Scibal Mr. Scibal serves as Chairman of the Board of the Company, President and Chief Executive Officer of Scibal Associates and as Chairman OF USIB. He began his insurance career in 1970 with Scibal Adjustment Bureau, a family owned, independent adjusting firm. He founded Scibal Associates in 1984. Mr. Scibal is a member of the Loss Executives Association, the National Association of Independent Insurance Adjusters and was Treasurer of the International Institute of Loss Adjusters. He is listed in "Who's Who in Industry and Finance", as well as "Who's Who in Insurance".

None of the above directors or significant employees have (a) been involved in any bankruptcy or involved with a company that filed for bankruptcy, (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding,
(c) subject of any order, judgment, decree barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activity, and (d) been found by any court to have violated a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Officers, who also serve as Directors of the Company, do not receive compensation from the Company. Mr. Schwartzbeck receives his compensation as President and CEO of Century Steel Products, Inc. and Mr. Scibal receives his compensation as Chief Executive Officer of Scibal Associates, Inc. and Reynolds Dods receives his compensation as CFO of Scibal Associates. They do not receive any compensation as Officers or Directors of the Company. Mr. Gundersheimer receives his compensation as an Officer and Director of CSP. Mr. Pignatello receives his $60,000 as a consultant of CSP, Century Industries and USIB.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------
Name and                                           Restricted     All          Company
Position        Year   Salary   Bonus  Other($)    stock awards   Other
--------------------------------------------------------------------------------------------------
David Scibal    1998 -$200,000-  -0-     -0-          -0- -        -0-            Scibal
J.M. Gunder     1998 -$100,000-  -0-     -0-          -0-          -0-            CSP
Ted Beck        1998 -$100,000-  -0-     -0-          -0-          -0-            CSP
Reynolds Dods   1998 -$ 69,000-  -0-     -0-          -0-          -0-            Scibal
Robert Kelly    1998  -$45,000-  -0-     -0-          -0-          -0-            Century
Jay Pignat.     1998     -0-     -0-  -$60,000-       -0-          -0-  Century,USIB,CSP
William Balla   1998  -$45,000-  -0-     -0-          -0-          -0-            Century
Steven Scibal   1998  -$90,000-  -0-     -0-          -0-          -0-            Scibal
--------------------------------------------------------------------------------------------------

No bonuses were given by the Company or any of its subsidiaries during 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 1998, the below charts indicate the only security ownership of certain beneficial owners and management that exist within the Registrant:

-------------------------------------------------------------------------------------
All 5% persons:


                          Name of             Amount of
                          Beneficial          Beneficial
  Title of Class            Owner                Owner      Percent of Class
----------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder            349,501         9.24 %
        "     "           Ted L. Schwartzbeck    347,167         9.18 %
        "     "           David Scibal           760,000        20.09 %
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Management 5% persons and affiliates/control persons:
                           Name of              Amount of
                          Beneficial            Beneficial
 Title of Class             Owner                 Owner     Percent of Class
----------------------------------------------------------------------------
 Class A Common Voting
        "     "           J.M. Gunder             349,501         9.24 %
        "     "           Ted L. Schwartzbeck     347,167         9.18%
        "     "           Richard Campanaro        58,000         1.53 %
        "     "           David Scibal            760,000        20.09 %
        "     "           Steven Scibal            60,000         1.59 %
-------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Management Warrants for Class A common voting shares:

     If the 520,834 outstanding warrants for Class A common voting stock owned by the Executive Officers and their affiliates were exercised at $.01 per share, the Company would have 4,305,514 Class A common voting shares outstanding, on a fully diluted basis. Messrs. Gundersheimer and Schwartzbeck have warrants for 135,417 Class A common voting shares available for exercise at $.01, and Mr. Scibal has a warrant for 50,000 Class A common voting shares at $1.25. The following share amounts and percentages would then apply:

                            Name of          Amount of
                            Beneficial       Beneficial    Common Stock
 Title of Class               Owner            Owner       Percent of Class
Class A Common
  "   "    "               J.M. Gunder        484,918         12.82 %
  "   "    "               Ted Beck           482,584         12.76 %
  "   "    "               David Scibal       810,000         21.41 %

     If the 1,000,000 outstanding warrants for Class A common stock owned by the USIB Trust* were exercised at $.01, the Company would have 5,305,514 shares outstanding, on a fully diluted basis. The following share amounts and percentages would then apply:

                           Name of           Amount of
                           Beneficial        Beneficial    Common Stock
 Title of Class              Owner             Owner       Percent of Class
Class A Common
  "   "    "               USIB Trust       1,000,000         26.44 %
  "   "    "               J.M. Gunder        484,918         12.82 %
  "   "    "               Ted Beck           482,584         12.76 %
  "   "    "               David Scibal       810,000         21.41 %


- The USIB Trust cannot exercise their warrants until USIB contributes $.10 per share to the Company's consolidated earnings, or in the event of a hostile takeover.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Class B Warrants:

               If the Company were to convert the 727,273 warrants* originally issued to David Scibal to Class B common voting shares, the Company would have 5,894,271 Class B common voting shares outstanding, and the following additional share amounts and percentages would apply:


                            Name of             Amount of
                            Beneficial          Beneficial    Common Stock
   Title of Class            Owner                Owner        Percentage
   Class B Common
   "     "    "           David Scibal           727,273         12.34 %

- These David Scibal warrants were contributed to USIB Holdings LP, and Management intends to apply these warrants towards the ultimate conversion of certain USIB Holdings convertible LP Units presently outstanding. These Units are not convertible until 1999.
--------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

For the year ending December 31, 1998, the Company had no related party transactions. Related party transactions for 1997 and 1996 are provided hereinbelow.

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

The date of the transaction whereby David Scibal received his warrants for 727,273 Class B common voting shares, par value $.001, was November 1996 at a price of $2,000,000, based upon a value of $.61 per share on the common Class B shares underlying the warrants. The parties to the transaction were David Scibal, the President of the Company's Scibal Associates subsidiary and Century Industries, the Issuer.

In December, 1997, the purchase price paid by USIB, the Company's wholly owned subsidiary, for the above 727,273 Class B warrants was a 20% partnership interest in the USIB Holdings, LP, an illiquid investment. In the opinion of management, the terms of the transaction with Mr. Scibal were at least as fair to the Company and its shareholders as could have been obtained from unrelated parties. Additionally, the USIB Holdings LP effectively put US Insurance Brokers, Inc. as the controlling General Partner. USIB, as a direct subsidiary of the Issuer, and General Partner of the limited partnership, thereby ensured that the warrants would not be exercised and/or sold to the detriment of the trading market for non-affiliated shareholders. In December, 1997, the shares underlying the David Scibal 727,273 warrants for Class B common voting shares, par value $.001, were, at that time, trading at approximately $2.75 per share.

In November, 1996, the Company issued a warrant for 500,000 Class B common voting shares at a price of $.01 per Class B common voting share for Sonimari's assistance in the completion of the acquisition of DC Partners, Ltd., and its Scibal Associates subsidiary. Mr. Richard Campanaro, who was, at that time, a Director of the Company and COO of DC Partners, Ltd., advised the Company that he effectively controlled Sonimari, Inc., a Bahamian corporation and as such would be subject to all rules applicable to affiliated parties. The shares were issued in lieu of any cash payment to Mr. Richard Campanaro, such cash payment equal to a the insurance industry standard "Lehman fee" which would have amounted to approximately $205,000. In the opinion of management, the issuance of the warrants to Sonimari for 500,000 restricted Class B common voting shares with the requisite two year holding period was more than fair to the Company, than the payment of a Lehman fee as could have been obtained through an unrelated third party.

The Company, as a result of the related party transaction with David Scibal referred to hereinabove, acquired warrants for 727,273 Class B common voting shares, par value $.001, from David Scibal. The Company's intention was to ensure that the warrants would not be exercised and/or sold to the detriment of the trading market for non-affiliated shareholders. There were no revenues and/or earnings attributable to the acquired assets over the last three fiscal years.

The Company, as a result of the related party transaction with Sonimari (Richard Campanaro) referred to hereinabove, paid Sonimari restricted warrants for restricted Class B common voting shares, par value $.001, in lieu of a $205,000 Lehman fee, and the only charge would have equated to $500 at par value of the Class B shares. Conversely, had the Company been forced to utilize an unrelated third party broker in the hereinabove described transaction with Sonimari (Campanaro), the Company would have been subject to a Lehman fee of approximately $205,000.

While warrants were authorized and approved for in futuro issuance to Sonimari/Campanaro, the early resignation of Mr. Campanaro from Century's Board in February of 1997 and the resulting inability of Campanaro/Sonimari to render the services which would required for the issuance of the warrants was incapable of being rendered. For these reasons, the authorized warrants were never issued.

Subsequent review by the Company has revealed that the anticipated consideration can never now be provided and, further, that Sonimari has failed to maintain its valid corporate existence in its jurisdiction of corporate formation.

The warrants to be issued to Sonimari were restricted and thus gave rise to restricted shares under the then existant "two year" Rule 144 provisions. Additionally, while the Company carried these warrants as issued and had agreed to issue the warrants for the shares (at a price of $.01 per share) to Sonimari, the warrants were never actually physically issued to Sonimari, and Sonimari has previously indicated it no longer has a desire for the warrant issuance, as it is no longer in compliance with its corporate filing obligations in its pertinent jurisdiction of incorporation. Accordingly, as a result of this non-compliance, Sonimari can not legally seek to exercise the warrants in any fashion. Sonimari has finally indicated it no longer intends to update its corporate registration in its jurisdiction of corporate origin. Therefore, as a subsequent event, the Company has cancelled the warrant for the 500,000 Class B common shares to Sonimari.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The Registrant reported the following items on Form 8-K during the year ending December 31, 1998:

None recorded in the first quarter.

On April 20, 1998, the Registrant filed a Form 8-K regarding the mutual decision with its auditor to file an amended Form 10-KSB to further clarify the audited financial statements.

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

On December 18, 1998, the Registrant filed a Form 8-K with regards to the failure of Security Capital Trading to raise the requisite funds for the Company's proposed participation in the State of Florida's Joint Underwriting Association HomeOwners TakeOut Program, and to advise that Joseph P. DeAlessandro had resigned from the office Executive Counselor and as a Director of the Company.

On December 23, 1998, the Registrant filed a Form 8-K regarding Sobel & Co.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Century Industries, Inc.
                                 (Registrant)

Date: April 24, 1999    By:   /s/   Ted L. Schwartzbeck
                              ------------------------------
                              Ted L. Schwartzbeck
                              President/CEO/Director/Treasurer

Date: April 24, 1999    By:   /s/   A. Jay Pignatello
                              ------------------------------
                              A. Jay Pignatello
                              Vice President/Director

Date: April 24, 1999    By:   /s/   Joel M. Gundersheimer
                              ------------------------------
                              Joel M. Gundersheimer
                              Director

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

(10) Material contracts. Incorporated by reference.

(11) Statement re computation of per share earnings. Attached herewith

(12) Statement re computation of ratios. Not applicable.

(13) Annual or quarterly reports, Form 10-Q or quarterly report to security holders. Incorporated by reference.

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

(27) Financial data schedule. Filed herewith.

(28) Information from reports furnished to State Insurance Authorities. Not applicable.

(99) Additional Exhibits.

99.1 Scibal Associates Y2K chart. Not available in EDGAR filing, available in hard copy from the Registrant.