Form 10QSB/A
period 1998-05-20
CENTURY INDUSTRIES INC /DC/
filed 1999-05-20
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999
                         Commission File Number: 0-9969

                                  May 19, 1999

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

                              FINANCIAL STATEMENTS
                              --------------------

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS                                               3/31/98               12/31/97
--------------                                               -------               --------

CASH AND CASH EQUIVALENTS                               $    119,230            $   282,009
ACCOUNTS RECEIVABLE-TRADE (NET OF ALLOWANCE
  FOR DOUBTFUL ACCOUNTS OF
  $120,000 IN 1998 AND 1997)                                2,021,745             1,907,446
INVENTORY                                                     234,207               256,695
MARKETABLE SECURITIES                                         130,059               106,952
OTHER CURRENT ASSETS                                          442,193               572,462
                                                          -----------             ---------


TOTAL CURRENT ASSETS                                        2,947,434             3,125,564
                                                          -----------             ---------

PROPERTY AND EQUIPMENT
----------------------

LAND AND BUILDING                                             361,475              --------
SOFTWARE AND COMPUTER EQUIPMENT                             2,031,253             1,997,743
FURNITURE AND FIXTURES                                        806,744               779,941
MACHINERY AND EQUIPMENT                                        44,326                15,875
TRANSPORTATION EQUIPMENT                                      215,429               215,429
LEASEHOLD IMPROVEMENTS                                        159,251               151,878
                                                          -----------             ---------
                                                            3,618,478             3,160,866
LESS: ACCUMULATED DEPRECIATION                            (1,136,966)           (1,083,443)
                                                          -----------           -----------
NET PROPERTY AND EQUIPMENT                                  2,481,512             2,077,423
                                                           ----------            ----------


OTHER ASSETS

INVESTMENTS                                                 1,126,950               991,842
DEFERRED COSTS                                             ----------             ---------
SECURITY DEPOSITS                                              99,413               106,779
GOODWILL, NET                                               1,946,915             1,949,035
DUE FROM RELATED PARTIES                                       68,422               128,422
OTHER ASSETS                                                  482,662               428,857
                                                           ----------             ---------
TOTAL OTHER ASSETS                                          3,724,362             3,604,935
                                                           ----------             ---------

TOTAL ASSETS                                            $   9,153,308            $8,807,922
                                                        =============            ==========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   3/31/98            12/31/97
                                                                                   -------            --------
CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE - TRADE                                                        $ 1,389,481          $1,732,486
CURRENT MATURITIES - LONG TERM DEBT AND MORTGAGES                                   273,443             260,267
CAPITAL LEASE OBLIGATIONS                                                            90,385              90,385
NOTES PAYABLE                                                                       200,000             125,000
ADVANCES FROM STOCKHOLDERS                                                       ----------             179,601
ACCRUED EXPENSES                                                                  1,669,935           1,442,004
DIVIDENDS PAYABLE                                                                    16,389              16,389
                                                                             --------------       -------------
TOTAL CURRENT LIABILITIES                                                         3,639,633           3,846,132
LONG TERM NOTES AND MORTGAGES PAYABLE, LESS CURRENT PORTION                         899,723             555,926
-----------------------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                     133,338             155,848
-----------------------------------------------                               -------------             -------

TOTAL LIABILITIES                                                                 4,672,694           4,557,906
                                                                               ------------           ---------

MINORITY INTEREST                                                                    31,703              38,250
                                                                             --------------        ------------

STOCKHOLDERS' EQUITY
--------------------

PREFERRED STOCK, CONVERTIBLE, $.001 PAR VALUE, 1,200,000 SHARES
         AUTHORIZED, 1,000,000 ISSUED AND OUTSTANDING                                 1,000               1,000
COMMON STOCK, CLASS A, $.001 PAR VALUE, 25,000,000 SHARES
         AUTHORIZED, 3,373,000 ISSUED                                                 3,373               3,373
COMMON STOCK, CLASS B, $.001 PAR VALUE, 25,000,000 SHARES
         AUTHORIZED, 4,310,000 AND 4,173,000 ISSUED AND OUTSTANDING                   4,310               4,173
ADDITIONAL PAID IN CAPITAL                                                        6,927,694           6,540,403
RETAINED DEFICIT                                                                (1,643,483)         (1,482,401)
                                                                              -------------         -----------
                                                                                  5,292,894           5,066,548
LESS: CLASS A COMMON STOCK IN TREASURY, 269,202
         SHARES IN 1998 AND 1997                                                  (862,555)           (862,555)
                                                                              -------------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                        4,430,338           4,203,993
                                                                              -------------           ---------

OTHER COMPREHENSIVE INCOME                                                           18,572               7,773
                                                                                 ----------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   9,153,308        $  8,807,922
                                                                              =============        ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                 1998                  1997
                                                                                 ----                  ----
SALES                                                                     $  3,070,052               $3,804,818
COST OF SALES                                                                1,934,499                1,993,598
                                                                          ------------                ---------

GROSS PROFIT ON SALES                                                        1,135,553                1,811,220
                                                                          ------------              -----------

OPERATING COSTS

PAYROLL EXPENSE                                                               543,180                   724,388
PROFESSIONAL FEES                                                              86,444                    48,006
AUTO, TRAVEL AND ENTERTAINMENT                                                 49,622                    92,722
AMORTIZATION AND DEPRECIATION                                                 138,957                    73,980
OTHER                                                                         451,408                   550,933
                                                                          -----------                  --------
TOTAL OPERATING COSTS                                                       1,269,611                 1,490,029
                                                                          -----------                 ---------

INCOME (LOSS) FROM OPERATIONS                                                (134,058)                  321,191
                                                                          -----------                ----------

OTHER INCOME (EXPENSE)

INTEREST EXPENSE                                                             (35,977)                  (43,460)
MINORITY INTEREST                                                            -------                   (42,185)
OTHER INCOME (EXPENSE)-NET                                                    (5,567)                  (20,605)
                                                                          -----------                  --------
TOTAL OTHER INCOME (EXPENSE) - NET                                           (41,544)                 (106,250)
                                                                          -----------              ------------

INCOME (LOSS) BEFORE TAXES                                                   (175,602)                  214,941

INCOME TAX BENEFIT                                                            14,520                   (12,000)
                                                                          -----------              ------------


NET INCOME (LOSS)                                                         $  (161,082)              $   202,941

PREFERRED STOCK DIVIDENDS OF SUBSIDIARIES                                    --------                 (141,950)
                                                                          -----------               -----------

NET INCOME (LOSS)  AVAILABLE FOR COMMON STOCKHOLDER                       $  (161,082)              $    60,991
                                                                          ===========               ===========

EARNINGS (LOSS) PER SHARE:

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                               $     (0.02)              $      0.01
                                                                              =======                     =====

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31,1998
                                   (UNAUDITED)


                                                             COMMON          COMMON            ADDITIONAL             RETAINED
                                           PREFERRED          STOCK           STOCK             PAID-IN               EARNINGS
                                             STOCK           CLASS A         CLASS B            CAPITAL               (DEFICIT)
                                           ---------------------------------------------------------------------------------------


BALANCE DECEMBER 31, 1997                   $ 1,000         $ 3,373           $ 4,173          $ 6,540,403         $  (1,482,401)
-------------------------

ISSUANCE OF COMMON STOCK AND LIMITED                                              137              387,291
  PARTNERSHIP UNITS

NET LOSS FOR THREE MONTHS ENDED 3/31/98                                                                                 (161,082)


                                             -------         -------           -------          -----------         -------------
BALANCE MARCH 31,1998                       $ 1,000         $ 3,373           $ 4,310          $ 6,927,694          $ (1,643,483)
                                             =======         =======           =======          ===========         =============


                                                                    TOTAL
                                               TREASURY          STOCKHOLDERS'
                                                STOCK               EQUITY
                                          ----------------------------------------


BALANCE DECEMBER 31, 1997                   $  (862,555)        $  4,203,993
-------------------------

ISSUANCE OF COMMON STOCK AND LIMITED                                 387,428
  PARTNERSHIP UNITS

NET LOSS FOR THREE MONTHS ENDED 3/31/98                            (161,082)


                                            ------------        ------------
BALANCE MARCH 31,1998                        $ (862,555)        $  4,430,339
                                            ===========         ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                      3/31/98                    3/31/97
                                                                                      -------                    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

CASH RECEIVED FROM CUSTOMERS                                                        $ 2,955,753                 $ 3,412,961
CASH PAID TO SUPPLIERS AND EMPLOYEES                                                (3,127,547)                 (3,652,165)
INTEREST RECEIVED                                                                           943               -------------
INTEREST PAID                                                                          (35,977)                    (43,460)
INCOME TAXES PAID                                                                  -----------                     (12,000)
                                                                                   -------------              -------------
  NET CASH USED FOR OPERATING ACTIVITIES                                              (206,828)                   (294,664)
                                                                                   -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

PURCHASES OF FIXED ASSETS                                                              (457,612)                   (76,709)
PURCHASES OF MARKETABLE SECURITIES AND INVESTMENTS                                     (158,215)                  (113,302)
                                                                                  --------------              -------------
   NET CASH USED FOR INVESTING ACTIVITIES                                              (615,827)                  (190,011)
                                                                                  --------------              -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

PROCEEDS FROM STOCK AND LIMITED PARTNERSHIP UNITS                                       430,014                  1,534,579
PREFERRED DIVIDENDS PAID                                                             -----------                   (92,368)
RECEIPTS OF (PAYMENTS ON) NOTES                                                         409,463                   (105,926)
NET ADVANCES FROM AFFILIATES-STOCKHOLDERS                                              (179,601)                   (11,933)
                                                                                   -------------              -------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                            659,876                  1,324,352
                                                                                   -------------              -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (162,779)                   839,677
----------------------------------------------------

CASH AND CASH EQUIVALENTS - JANUARY 1                                              $    282,009               $    382,548
-------------------------------------                                              -------------              -------------

CASH AND CASH EQUIVALENTS - MARCH 31                                               $    119,230               $  1,222,225
------------------------------------                                               =============              =============

NET (LOSS) INCOME                                                                  $   (161,082)                   202,941
AMORTIZATION AND DEPRECIATION                                                            38,957                     73,980
MINORITY INTEREST                                                                        (7,000)                    42,185
INCREASE IN ACCOUNTS RECEIVABLE                                                        (114,299)                  (391,857)
(INCREASE) DECREASE IN INVENTORY                                                         22,488                     (5,393)
(INCREASE) DECREASE IN OTHER CURRENT ASSETS AND OTHER ASSETS                             29,182                   (361,760)
DECREASE IN ACCOUNTS PAYABLE                                                           (343,005)                  (141,369)
INCREASE IN ACCRUED EXPENSES                                                            227,931                    286,609
                                                                                  --------------               -------------
NET CASH USED FOR OPERATING ACTIVITIES                                             $   (206,828)               $  (294,664)
                                                                                  ==============               =============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                    Century Industries, Inc. in Consolidation
                              with its Subsidiaries

The Company has grown by acquisition since late 1995. The first quarter 1998 results reflect the Company's continuing growth in assets and capital over the prior year's first quarter, but reflect a relatively small consolidated net loss due to the costs of financing the continuing growth of its subsidiaries.

Its consolidated assets increased to $9,153,308 at first quarter 1998 from $8,807,922 at 12-31-97, a 4% increase. Consolidated capital has increased from $4,203,993 at 12-31-97 to $4,430,338 in 1998, a 5% increase.

Consolidated first quarter sales were $3,070,052, a decrease of $734,766 from first quarter sales of $3,804,818 in 1997. Consolidated gross profit decreased from $1,811,220 in 1997 to $1,135,553 in 1998. Consolidated operating costs decreased concomitantly from $1,490,029 in 1997 to $1,269,611 in 1998. The consolidated operating income from operations was ($134,058) in 1998, a decrease from the $321,191 for the same period in 1997. As Century, the parent holding company, has no operations of its own, further delineation of reduction in sales and concomitant earnings is described later herein under each subsidiaries' results of operations section.

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

The Company and its subsidiaries have more than sufficient cash on hand and liquidity from the cash flow of their accounts receivable to continue to grow the profitability of their operations.

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

SUBSIDIARIES' FIRST QUARTER RESULTS OF OPERATIONS
-------------------------------------------------

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

Results of Operations
---------------------

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

Results of Operations
---------------------

USIB Holdings, LP had a first quarter 1998 development stage operating loss of ($152,902).

This operating earnings loss is attributed to the go forward expenses connected with the acquisition of Reinsurance Corporation of America and the formation of the proposed Florida property & casualty insurance company.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------

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

May 14, 1999


                            Century Industries, Inc.


                            /s/ Ted L. Schwartzbeck
                            ---------------------------------------
                            Ted L. Schwartzbeck, President


                            /s/ A. Jay Pignatello
                            ---------------------------------------
                            Jay Pignatello, Vice President

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