Form 10QSB/A
period 1998-05-20
CENTURY INDUSTRIES INC /DC/
filed 1999-05-20
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                  FORM 10-QSB/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998
                         Commission File Number: 1-13327

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

                       (1) Yes  X        No ____
                       (2) Yes  X_       No ____

At June 30, 1998, 3,240,798 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding after deducting 269,202 Class A shares classified as treasury stock, and 4,293,428 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding.

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS                                                                    6/30/98               12/31/97
--------------                                                                    -------               --------

CASH AND CASH EQUIVALENTS                                                     $    181,658            $   282,009
ACCOUNTS RECEIVABLE-TRADE (NET OF ALLOWANCE
  FOR DOUBTFUL ACCOUNTS OF
  $120,000 IN 1998 AND 1997)                                                     2,005,256              1,907,446
INVENTORY                                                                          236,729                256,695
MARKETABLE SECURITIES                                                              128,362                106,952
OTHER CURRENT ASSETS                                                               562,484                572,462
                                                                                 ---------              ---------


TOTAL CURRENT ASSETS                                                             3,114,489              3,125,564
                                                                                ----------              ---------

PROPERTY AND EQUIPMENT
----------------------

LAND AND BUILDING                                                                  361,475                   ----
SOFTWARE AND COMPUTER EQUIPMENT                                                  2,057,190              1,997,743
FURNITURE AND FIXTURES                                                             829,441                779,941
MACHINERY AND EQUIPMENT                                                             50,508                 15,875
TRANSPORTATION EQUIPMENT                                                           215,429                215,429
LEASEHOLD IMPROVEMENTS                                                             159,250                151,878
                                                                                ----------              ---------
                                                                                 3,673,293              3,160,866
LESS: ACCUMULATED DEPRECIATION                                                  (1,243,496)            (1,083,443)
                                                                                ----------             ----------
NET PROPERTY AND EQUIPMENT                                                       2,429,797              2,077,423
                                                                                ----------              ---------


OTHER ASSETS

INVESTMENTS                                                                      1,134,278                991,842
DEFERRED COSTS                                                                        ----                   ----
SECURITY DEPOSITS                                                                  104,463                160,779
GOODWILL, NET                                                                    1,931,690              1,949,035
DUE FROM RELATED PARTIES                                                            86,346                128,422
OTHER ASSETS                                                                       377,535                428,857
                                                                                 ---------              ---------
TOTAL OTHER ASSETS                                                               3,634,312              3,604,935
                                                                                 ---------              ---------

TOTAL ASSETS                                                                  $  9,178,598            $ 8,807,922
                                                                              ============            ===========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       6/30/98             12/31/97
                                                                                       -------             --------
CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE - TRADE                                                            $  1,314,703          $1,732,486
CURRENT MATURITIES - LONG TERM DEBT AND MORTGAGES                                        315,434             260,267
CAPITAL LEASE OBLIGATIONS                                                                 96,941              90,385
NOTES PAYABLE                                                                            200,000             125,000
ADVANCES FROM STOCKHOLDERS                                                                  ----             179,601
ACCRUED EXPENSES                                                                       1,740,448           1,442,004
DIVIDENDS PAYABLE                                                                         16,389              16,389
                                                                                     -----------       -------------
TOTAL CURRENT LIABILITIES                                                              3,683,915           3,846,132
LONG TERM NOTES AND MORTGAGES PAYABLE, LESS CURRENT PORTION                              810,934             555,926
-----------------------------------------------------------
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                                          103,796             155,848
-----------------------------------------------                                       ----------             -------

TOTAL LIABILITIES                                                                      4,598,645           4,557,906
                                                                                      ----------           ---------

MINORITY INTEREST                                                                         51,601              38,250
                                                                                     -----------        ------------

STOCKHOLDERS' EQUITY
--------------------

PREFERRED STOCK, CONVERTIBLE, $.001 PAR VALUE, 1,200,000 SHARES
         AUTHORIZED, 1,000,000 ISSUED AND OUTSTANDING                                     1,000                1,000
COMMON STOCK, CLASS A, $.001 PAR VALUE, 25,000,000 SHARES
         AUTHORIZED, 3,510,000 AND 3,373,000 ISSUED AND OUTSTANDING                       3,510                3,373
COMMON STOCK, CLASS B, $.001 PAR VALUE, 25,000,000 SHARES
         AUTHORIZED, 4,293,000 AND 4,173,000 ISSUED AND OUTSTANDING                       4,293                4,173
ADDITIONAL PAID IN CAPITAL                                                            7,135,525            6,540,403
RETAINED DEFICIT                                                                     (1,770,294)          (1,482,401)
                                                                                    -----------          -----------
                                                                                      5,374,032            5,066,548
LESS: CLASS A COMMON STOCK IN TREASURY, 269,202
         SHARES IN 1998 AND 1997                                                       (862,555)            (862,555)
                                                                                    -----------            ---------
TOTAL STOCKHOLDERS' EQUITY                                                            4,511,477            4,203,993
                                                                                     ----------            ---------
OTHER COMPREHENSIVE INCOME OR LOSS                                                       16,875                7,773
                                                                                   ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  9,178,598          $ 8,807,992
                                                                                   ============         ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                   1998                          1997
                                                                                   ----                          ----
SALES                                                                        $  6,436,813                     $7,850,284
COST OF SALES                                                                   3,994,381                      4,349,311
                                                                               ----------                      ---------

GROSS PROFIT ON SALES                                                           2,442,432                      3,500,973
                                                                                ---------                      ---------

OPERATING COSTS
---------------

PAYROLL EXPENSE                                                                 1,065,561                      1,349,326
PROFESSIONAL FEES                                                                 320,268                        139,358
AUTO, TRAVEL AND ENTERTAINMENT                                                    103,964                        174,963
AMORTIZATION AND DEPRECIATION                                                     287,014                        156,307
OTHER                                                                             929,159                      1,063,121
                                                                              -----------                      ---------
TOTAL OPERATING COSTS                                                           2,705,966                      2,883,075
                                                                                ---------                     ----------

INCOME (LOSS) FROM OPERATIONS                                                    (263,534)                       617,898
                                                                              ------------                    ----------

OTHER INCOME (EXPENSE)
---------------------

INTEREST EXPENSE                                                                 (76,131)                       (80,073)
MINORITY INTEREST                                                                 (6,300)                       (46,156)
OTHER INCOME (EXPENSE)-NET                                                        (40,989)                       113,622
                                                                               -----------                    ----------
TOTAL OTHER INCOME (EXPENSE) - NET                                              (123,420)                       (12,607)
                                                                              -----------                    -----------

INCOME (LOSS) BEFORE TAXES                                                       (386,954)                       605,291

INCOME TAX BENEFIT                                                                 99,067                         70,200
                                                                              -----------                    -----------


NET INCOME (LOSS)                                                          $     (287,893)                   $   535,091

PREFERRED STOCK DIVIDENDS OF SUBSIDIARIES                                     -----------                      (167,700)
                                                                           --------------                    -----------

NET INCOME (LOSS)  AVAILABLE FOR COMMON STOCKHOLDERS                       $     (287,893)                   $   367,391
                                                                           ===============                    ==========

EARNINGS (LOSS) PER SHARE:

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                       $(0.04)                          $0.06
                                                                                  =======                          =====


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       F-4

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)




                                                                                  1998                          1997
                                                                                  ----                          ----

SALES                                                                           $ 3,366,761                   $4,045,466
COST OF SALES                                                                     2,059,882                    2,355,713
                                                                                  ---------                    ---------

GROSS PROFIT ON SALES                                                             1,306,879                    1,689,753
                                                                               ------------                  -----------

OPERATING COSTS

PAYROLL EXPENSE                                                                     522,381                      624,938
PROFESSIONAL FEES                                                                   233,824                       91,352
AUTO, TRAVEL AND ENTERTAINMENT                                                       54,342                       82,241
AMORTIZATION AND DEPRECIATION                                                       148,057                       82,327
OTHER                                                                               477,751                      512,188
                                                                              -------------                    ---------
TOTAL OPERATING COSTS                                                             1,436,355                    1,393,046
                                                                               ------------                   ----------

INCOME (LOSS) FROM OPERATIONS                                                      (129,476)                     296,707
                                                                              -------------                   ----------

OTHER INCOME (EXPENSE)

INTEREST EXPENSE                                                                   (40,154)                     (36,613)
MINORITY INTEREST                                                                   (6,300)                      (3,971)
OTHER INCOME (EXPENSE)-NET                                                          (35,422)                     134,227
                                                                                   ---------                    --------
TOTAL OTHER INCOME (EXPENSE) - NET                                                  (81,876)                      93,643
                                                                               -------------                  ----------

INCOME (LOSS) BEFORE TAXES                                                         (211,352)                     390,350

INCOME TAX BENEFIT                                                                   84,547                       58,200
                                                                                 ----------                  -----------


NET INCOME (LOSS)                                                              $   (126,811)                 $   332,150

PREFERRED STOCK DIVIDENDS OF SUBSIDIARIES                                       -----------                      (25,750)
                                                                                -----------                 -------------

NET INCOME (LOSS)  AVAILABLE FOR COMMON STOCKHOLDERS                          $    (126,811)                  $  306,400
                                                                              =============                   ==========

EARNINGS (LOSS) PER SHARE:

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                        $  (0.03)                       $0.05
                                                                                  ==========                       =====

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30,1998
                                   (UNAUDITED)

                                                              COMMON        COMMON               ADDITIONAL          RETAINED
                                            PREFERRED          STOCK         STOCK                PAID-IN            EARNINGS
                                              STOCK           CLASS A       CLASS B               CAPITAL            (DEFICIT)
                                            -------------------------------------------------------------------------------------


BALANCE DECEMBER 31, 1997                    $ 1,000         $ 3,373          $ 4,173          $ 6,540,403         $  (1,482,401)
-------------------------

ISSUANCE OF COMMON STOCK AND LIMITED                             137                               387,291
  PARTNERSHIP UNITS
NET LOSS FOR THREE MONTHS ENDED 3/31/98                                                                                 (161,082)
                                             -------         -------          -------          -----------          ------------

BALANCE MARCH 31,1998                        $ 1,000         $ 3,510          $ 4,173          $ 6,927,694          $ (1,643,483)

ISSUANCE OF COMMON STOCK AND LIMITED
 PARTNERSHIP UNITS                                                                120              207,831
NET LOSS FOR THREE MONTHS ENDED 6/30/98                                                                                 (126,811)
                                            -----------      ---------        --------         -----------          ------------
BALANCE JUNE 30, 1998
                                            $  1,000         $ 3,510           $ 4,293         $ 7,135,525          $ (1,770,294)
                                            ===========      =========        ========         ===========          =============

                                                                    TOTAL
                                                   TREASURY      STOCKHOLDERS'
                                                    STOCK           EQUITY
                                            ------------------------------------


BALANCE DECEMBER 31, 1997                         $ (862,555)       $ 4,203,993
-------------------------

ISSUANCE OF COMMON STOCK AND LIMITED                                    387,428
  PARTNERSHIP UNITS
NET LOSS FOR THREE MONTHS ENDED 3/31/98                                (161,082)
                                                  ----------        -----------

BALANCE MARCH 31,1998                             $ (862,555)       $ 4,430,339

ISSUANCE OF COMMON STOCK AND LIMITED
 PARTNERSHIP UNITS                                                      207,951
NET LOSS FOR THREE MONTHS ENDED 6/30/98                                (126,811)
                                                  ----------        -----------
BALANCE JUNE 30, 1998
                                                  $ (862,555)       $ 4,511,477
                                                  ===========       ===========



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                         6/30/98                       6/30/97
                                                                                         -------                       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

CASH RECEIVED FROM CUSTOMERS                                                          $  6,339,003                  $ 7,431,999
CASH PAID TO SUPPLIERS AND EMPLOYEES                                                   (7,132,505)                  (8,167,645)
INTEREST PAID                                                                             (76,131)                     (80,073)
INCOME TAXES PAID                                                                     -----------                      (70,200)
                                                                                   --------------                 -------------
  NET CASH USED FOR OPERATING ACTIVITIES                                                 (869,633)                    (885,919)
                                                                                   ---------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

PURCHASES OF FIXED ASSETS                                                                (512,427)                    (162,641)
PURCHASES OF MARKETABLE SECURITIES AND INVESTMENTS                                       (163,846)                    (680,058)
                                                                                        ----------              ---------------
   NET CASH USED FOR INVESTING ACTIVITIES                                                (676,273)                    (842,699)
                                                                                     -------------              ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

PROCEEDS FROM STOCK AND LIMITED PARTNERSHIP UNITS                                       1,285,477                     2,130,241
PREFERRED DIVIDENDS PAID                                                                ---------                     (251,046)
RECEIPTS OF (PAYMENTS ON) NOTES                                                          339,679                      (138,934)
NET ADVANCES FROM AFFILIATES-STOCKHOLDERS                                               (179,601)                     (206,335)
                                                                                       ----------               ---------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                            1,445,555                     1,533,926
                                                                                       ----------                --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (100,351)                     (194,692)
-----------------------------------------

CASH AND CASH EQUIVALENTS - JANUARY 1                                               $     282,009                $      382,548
-------------------------------------                                               -------------               ---------------

CASH AND CASH EQUIVALENTS - JUNE 30                                                 $     181,658                $      187,856
-----------------------------------                                                ==============                ==============

NET (LOSS) INCOME                                                                   $   (372,434)                $      535,091
AMORTIZATION AND DEPRECIATION                                                            287,014                        156,307
MINORITY INTEREST                                                                          6,300                         46,156
INCREASE IN ACCOUNTS RECEIVABLE                                                         (97,810)                      (618,285)
(INCREASE) DECREASE IN INVENTORY                                                         19,966                        (21,468)
(INCREASE) DECREASE IN OTHER CURRENT ASSETS AND OTHER ASSETS                           (593,330)                      (849,432)
DECREASE IN ACCOUNTS PAYABLE                                                           (417,783)                      (352,683)
INCREASE IN ACCRUED EXPENSES                                                             298,444                        218,395
                                                                                  --------------               ----------------
NET CASH USED FOR OPERATING ACTIVITIES                                             $   (869,633)                $     (885,919)
                                                                                   =============               ================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                    Century Industries, Inc. in Consolidation
                              with its Subsidiaries

The second quarter 1998 results reflect the Company's continuing growth in assets and capital over the prior year's second quarter, but reflect a consolidated net loss due to the costs of financing the continuing growth of its subsidiaries and the continuing overhead costs from the formation and underwriting for the Registrant's proposed Florida property and casualty insurance company subsidiary.

The Registrant's consolidated assets increased to $9,178,598 at second quarter 1998 from $8,807,922 at 12-31-97, a 4% increase. Consolidated capital has increased from $4,203,993 at 12-31-97 to $4,511,477 in second quarter 1998, a 7%
increase.

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

The earnings (loss) per share was ($. 02) for the second quarter of 1998, a $.08 decrease over the $.05 earned in the second quarter 1997. Outstanding shares increased from 6,096,000 in second quarter 1997, to 7,534,226, after deducting 269,202 Class A shares classified as treasury stock, in the second quarter 1998, due to final preferred stock conversions and Class B quarterly stock dividends being paid to former USIB preferred shareholders at the rate of 8% per annum, to those preferred investors who have been unable to liquidate their Class B shares received after converting from USIB preferred stock to Class B stock of the Company.

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

SUBSIDIARIES' SECOND QUARTER RESULTS OF OPERATIONS
--------------------------------------------------

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

Accounts receivable increased 63% during the quarter ended June 30, 1998, as compared with the same quarter in 1997, due to the slow payment by customers for work already shipped. From time on any given project subcontractors intentionally hold back payment to CSP for their own internal cash flow reasons. The Company does not feel that these slow payments have an adverse effect on CSP or the Company. This would account for an increase in accounts receivable and the decrease in operating profit.

Operating profits decreased from June 30, 1998 compared to June 30, 1997 due to cost overruns and dependency upon subcontractors for installation. CSP does not provide installation work, and relies heavily on subcontracts for erection of structural steel made by CSP for certain contracts.

                          U.S. Insurance Brokers, Inc.

It is anticipated that USIB will facilitate the liaison and agency plant supervision for the Florida insurance agents providing the sales for the Florida insurance subsidiary. USIB will also be responsible for cross marketing the sale of other insurance products to the Florida homeowners it will already be writing. These products will include automobile, accident and health insurance. Management has no assurances that these levels of performance will be achieved, nor that its operations will materialize as planned.

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

USIB, organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 1155 Connecticut Ave., NW, Suite 300, Washington, D.C., 20036 and its telephone number is (202) 965-6555. It has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

Results of Operations
---------------------

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

                             Scibal Associates, Inc.
                             -----------------------

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

Results of Operations
---------------------

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

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the go forward business plan as capital. This reduced the potential dilution of the Company's shares after the securities underwriting which is planned for financing the new Florida insurance subsidiary. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor in the limited partnership rather than exercise and sell the Class B common voting shares underlying his warrant based upon his demand registration rights which originally attached to his warrants.

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

May 14, 1999

                            Century Industries, Inc.

                            /s/ Ted L. Schwartzbeck
                            ----------------------------------------------
                                Ted L. Schwartzbeck
                                 President and Treasurer

                            /s/ Jay Pignatello
                            -------------------------------------
                                Jay Pignatello
                                Vice President, Director

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

(11)   Statement re: Computation of Per Share Earnings. Attached herewith.

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

(23)   Consents of Experts and Counsel. Not applicable

(24)   Power of Attorney. Not applicable.

(25)   Statement of Eligibility of Trustee. Not applicable.

(26)   Invitations for Competitive Bids. Not applicable.

(27) Financial Data Schedule. Incorporated by reference in previously filed Form 10-QSB and Form 10-KSB

(28) Information from Reports Furnished to State Insurance Regulatory Authorities. Not applicable.

(29)   Additional Exhibits. Not applicable.