Form 10QSB
period 1999-03-31
CENTURY INDUSTRIES INC /DC/
filed 1999-07-02
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999
                         Commission File Number: 1-13327

                                  June 24, 1999

                            CENTURY INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           District of Columbia                            54-1666769
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification No.)

           45034 Underwood Lane
              Sterling, Va.                                  20166
           (Mail) P.O. Box 319
              Sterling, Va.                                  20167
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

                         (1) Yes X___       No___
                         (2) Yes X___       No___

At March 31, 1999, 3,783,000 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding, and 5,167,000 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                Page
PART 1.     FINANCIAL INFORMATION
Item 1      Consolidated Financial Statements                                   F1
            Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                                             F2-3
            Consolidated Statements of Operations for the three
              months ended March 31, 1999 and December 31, 1998                 F4
            Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended March 31, 1999                  F5
            Consolidated Statements of Cash Flows for the three months
              ended March 31, 1999 and 1998                                     F6-7
            Notes to Consolidated Financial Statements                          F8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                              FINANCIAL STATEMENTS

In the opinion of the management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1999 presentation.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS

      CURRENT ASSETS                                      3/31/99                     12/31/98
      --------------                                      -------                     --------

      Cash and Cash Equivalents                         $  142,122                   $  497,341
      Accounts Receivable-Trade (Net of allowance
        for doubtful accounts of
        $52,000 and $283,000 respectively)               2,149,957                    1,923,084
      Inventory                                            105,862                      154,798
      Marketable Securities                                126,441                      116,925
      Other Current Assets                                 194,673                      572,462
                                                        ----------                   ----------


      Total Current Assets                               2,719,056                    2,737,036
                                                        ----------                   ----------

      Property and Equipment

      Land and Building                                    378,269                      378,270
      Software and Computer Equipment                    2,258,106                    2,245,067
      Furniture and Fixtures                               825,754                      824,186
      Machinery and Equipment                               62,670                       65,139
      Transportation Equipment                             206,229                      215,429
      Leasehold Improvements                               159,251                      159,251
                                                        ----------                   ----------
                                                         3,890,279                    3,887,342
      Less: Accumulated Depreciation                    (1,535,037)                  (1,382,951)
                                                        ----------                   ----------
      Net Property and Equipment                         2,355,242                    2,077,423
                                                        ----------                   ----------


      Other Assets

      Investments                                          707,666                      707,666
      Security Deposits                                    105,653                      105,653
      Goodwill, Net                                      1,828,326                    1,828,326
      Due from Related Parties                             618,513                      496,171
      Other Assets                                         319,084                    1,317,340
                                                        ----------                   ----------
      Total Other Assets                                 3,579,242                    4,455,156
                                                        ----------                   ----------

      Total Assets                                      $8,653,540                   $9,696,583
                                                        ==========                   ==========


              See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                3/31/99            12/31/98
                                                                                -------            --------
Current Liabilities
-------------------

Accounts Payable - Trade                                                      $ 1,175,113        $ 1,521,587
Current Maturities - Long Term Debt and Mortgages                                 567,692            878,149
Capital Lease Obligations                                                         103,325            104,349
Notes Payable                                                                          --            200,000
Advances from Stockholders                                                         93,408             58,524
Accrued Expenses                                                                1,288,525          1,485,883
Dividends Payable                                                                  16,389             16,389
                                                                              -----------        -----------
Total Current Liabilities                                                       3,244,451          4,264,881
Long Term Notes and Mortgages Payable, Less Current Portion                       639,432            749,066
Capital Lease Obligations, Less Current Portion                                    18,098             59,195
                                                                              -----------        -----------

Total Liabilities                                                               3,901,981          5,073,142
                                                                              -----------        -----------

Minority Interest                                                                  14,207             12,719
                                                                              -----------        -----------

Stockholders' Equity

Preferred Stock, Convertible, $.001 par value, 1,200,000
      shares authorized, 1,000,000 issued and outstanding                           1,000              1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
      authorized, 3,783,000  and 3,783,000 issued                                   3,783              3,783
CommonStock, Class B, $.001 par value, 25,000,000
      shares authorized, 5,167,000 and 5,167,000 issued and outstanding             5,167              5,167
Additional Paid in Capital                                                      8,080,396          8,080,396
Retained Deficit                                                               (2,453,251)        (2,579,880)
                                                                              -----------        -----------
                                                                                5,383,838          5,510,466
Less: Class A common stock in treasury, 269,202
      shares in 1998 and 1997                                                    (899,744)          (899,744)
                                                                              -----------        -----------
Total Stockholders' Equity                                                      4,737,352          4,610,722
                                                                              -----------        -----------
Total Liabilities and Stockholders' Equity                                    $ 8,653,540        $ 9,696,583
                                                                              ===========        ===========



              See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                               1999               1998
                                                           -----------        -----------

Sales                                                      $ 3,067,017        $ 3,070,052
Cost of Sales                                                1,651,083          1,934,499
                                                           -----------        -----------

Gross Profit on Sales                                        1,415,933          1,135,553
                                                           -----------        -----------

Operating Costs

Payroll Expense                                                482,336            543,180
Professional Fees                                               94,097             86,444
Auto, Travel and Entertainment                                  58,175             49,622
Amortization and Depreciation                                   68,135            138,957
Other                                                          431,544            451,408
                                                           -----------        -----------
Total Operating Costs                                        1,134,286          1,269,611
                                                           -----------        -----------

Income (Loss) From Operations                                  281,647           (134,058)
                                                           -----------        -----------

Other Income (Expense)

Other (Income) Expense                                        (120,983)                --
Interest Expense                                               (34,035)           (35,977)
Other Income (Expense)-Net                                          --             (5,567)
                                                           -----------        -----------
Total Other Income (Expense) - Net                            (155,018)           (41,544)
                                                           -----------        -----------

Income (Loss) Before Taxes                                     126,629           (175,602)

Income Tax Provision (Benefit)                                      --            (14,520)
                                                                              -----------

Net Income (Loss)                                          $   126,629        $  (161,082)


Net Income (Loss)  Available for Common Stockholders       $   126,629        $  (161,082)
                                                           ===========        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                $       .01        $     (0.02)
                                                           ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31,1999
                                   (Unaudited)

                                              COMMON    COMMON       ADDITIONAL       RETAINED                        TOTAL
                                PREFERRED      STOCK     STOCK        PAID-IN         EARNINGS        TREASURY     STOCKHOLDERS'
                                  STOCK       CLASS A   CLASS B       CAPITAL         (DEFICIT)        STOCK          EQUITY
                                -------------------------------------------------------------------------------------------------

Balance December 31, 1998         $ 1,000    $ 3,783    $ 5,167    $ 8,080,396    $  (2,579,509)    $ (899,744)    $  4,610,722

Net Income for three months
  ended 3/31/99                                                                         126,629                        (126,629)

                                  -------    -------    -------    -----------    -------------     ----------     ------------

Balance March 31,1999             $ 1,000    $ 3,783    $ 5,167    $ 8,080,396    $  (2,453,251)    $ (899,744)    $  4,737,351
                                  =======    =======    =======    ===========    =============     ==========     ============


          See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                      3/31/99           3/31/98
                                                                      -------           -------

Cash Flows from Operating Activities:
Cash received from customers                                       $ 2,840,143        $ 2,955,753
Cash paid to suppliers and employees                                (2,399,204)        (3,127,547)
Interest received                                                           --                943
Interest paid                                                          (34,035)           (35,977)
Income taxes paid                                                           --             ------
                                                                   -----------        -----------
  Net cash used for operating activities                               406,904           (206,828)
                                                                                      -----------

Cash Flows from Investing Activities:

Purchases of fixed assets                                               (2,937)          (457,612)
Purchases of marketable securities and investments                      (9,516)           158,215)
                                                                   -----------        -----------
   Net cash used for investing activities                              (12,452)          (615,827)
                                                                   -----------        -----------

Cash Flows from Financing Activities:

Proceeds from issuance of equity securities                                 --             30,014
Receipts of (payments on) notes                                       (662,212)           409,463
Net advances from affiliates-stockholders                              (87,458)          (179,601)
                                                                   -----------        -----------
   Net cash provided by financing activities                          (749,671)           659,876
                                                                   -----------        -----------

Net (Decrease) Increase In Cash and Cash Equivalents                  (355,219)          (162,779)

Cash and Cash Equivalents - January 1                              $   497,341        $   282,009
                                                                   -----------        -----------

Cash and Cash Equivalents - March 31                               $   142,122        $   119,230
                                                                   ===========        ===========

Net (Loss) Income                                                  $   126,629           (161,082)
Amortization and depreciation                                           68,135            138,957
Minority interest                                                        1,488             (7,000)
Increase in accounts receivable                                       (226,873)          (114,299)
(Increase) decrease in inventory                                        48,936             22,488
(Increase) decrease in other current assets and other assets           679,164             29,182
Decrease in accounts payable                                           (93,216)          (343,005)
Increase in accrued expenses                                          (197,358)           227,931
                                                                   -----------        -----------
Net cash used for operating activities                             $   406,904        $  (206,828)
                                                                   ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities:

During the quarters ended March 31, 1999 and 1998, the Company recognized an unrealized gain of $0.00 and an unrealized gain of $10,802, respectively, on marketable securities available for sale. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the investment and retained earnings accounts was not adjusted and increased by $10,802 for the quarters ended March 31, 1999 and 1998, respectively.





           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Industries, Inc. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the March 31, 1999 presentation. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                  NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of a March 31, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31,1999 are not necessarily indicative of the results to be expected for the full year.

                  NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                    Century Industries, Inc. in Consolidation
                              with its Subsidiaries

The first quarter 1999 results reflect the Company's continuing success at the operational level for both the Century Steel subsidiary and the Scibal Associates, but reflect a small consolidated net loss due to the costs of a failed underwriting effort to create a new subsidiary. During the first quarter the Company was successful in reducing parent overhead costs in an ongoing effort to do so.

Its consolidated assets were $8,653,540, in comparison to $9,696,583 at 12-31-98, Consolidated capital has increased from $4,610,722 at 12-31-98 to $4,737,352 at the end of the first quarter 1999.

Consolidated first quarter sales were $3,067,017, in comparison to $3,070,052 at the same period in 1998. Consolidated operating costs decreased to $1,134,286 in first quarter 1999 from $1,269,611 in first quarter 1998. The consolidated operating income from operations was ($134,058) in 1998, whereas in first quarter 1999 it was $281,647. Century, as the parent holding company, has no operations of its own. Further delineation of sales and earnings is described later herein under each subsidiaries' results of operations section.

The earnings per share was $.01 for the first quarter of 1999, a $.03 increase over the ($.02) earned in the first quarter 1998. There was no additional share issuance in the first quarter from that indicated at December 31, 1998.

The Company and its subsidiaries have more than sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of their operations.

SUBSIDIARIES' FIRST QUARTER RESULTS OF OPERATIONS

                       Century Steel Products, Inc. (CSP)

CSP's sales of $1,154,773 in 1999 were greater than the $1,104,575 for the first quarter 1998 sales. CSP contributes this increase to its new, and anticipated to be ongoing, relationship with a customer who is expanding its line of stores into the Northern Virginia area.

CSP's trade debt was $731,169 in 1998 as compared to $872,114 in the first quarter of 1999. CSP considers this debt increase as a seasonal increase and anticipatory for an active second and third quarter of 1999.

CSP's first quarter 1999 operating income was $160,643, whereas its 1998 operating loss was ($63,527). CSP continues to reduce overhead costs while trying to develop a new and profitable customer base.

                          U.S. Insurance Brokers, Inc.

USIB was organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 700 13th St., NW, Suite 950, Washington, DC 20007, and it has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

To date, none of USIB's efforts to market group insurance plans to membership based groups have succeeded. Management is in discussion with regards to USIB's future, the disposal of USIB's assets, and a go-forward business plan for USIB.

Results of Operations

USIB's first quarter 1999 operating loss was ($39,256), and its 1998 operating loss was ($40,554). USIB helped defray some of the parent public company overhead expenses, including the 1998 audit expense.

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

While competition in the third party administration industry is substantial, it has evolved in the 90's into an industry where the TPA must be hardware and software intensive. Scibal's unique software, which was developed internally and is therefore proprietary, allows for an extremely flexible delivery of reporting systems to its clientele. This software is supported by an experienced staff of computer programmers, who are continually improving and enhancing the proprietary claims handling software. Additionally, through its computer programmers, Scibal continues to write "next generation" software, which will take advantage of Internet access, electronic claims reporting, electronic medical payment processing, data warehousing, as well as various other value-added programs. This will enable the Company's personnel to increase production, thereby increasing profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the future. Many of the new functions will be available for delivery in early

1999. Additionally, internal computer staff has commenced re-mapping of Scibal's software to ensure Year 2000 compliance, which will be completed prior in June of 1999.

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

In early 1999, Scibal was informed that a customer which generated approximately $400,000 per year in revenue would be utilizing their own "in-house" program during the second quarter of 1999. Additionally, Scibal believes that it will win two new contracts, both effective July 1, 1999, which will replace this lost revenue. All other contracts which expired through the first quarter of 1999 have been renewed. The great majority of Scibal's revenue is generated from long standing customers, only one of which amounts to more than 5% of revenues for Scibal.

Being a service provider, there exists no dependence on any major supplier.

Further, it is anticipated that salary and other costs totaling over $200,000 will be eliminated in view of the above "in-house" move by the one customer described above herein. If the new contracts discussed above are in fact awarded to Scibal, the incremental payroll cost to service the contracts is anticipated to be less than $100,000.

Results of Operations

Scibal's revenues of $1,911,268 for the 1999 first quarter were 5.5% lower than the first quarter of 1998 revenues of $2,022,316. This reduction was a result of one of Scibal's substantial clients electing to administer its own claims.

Scibal's trade debt was $812,600 in 1999 as compared to $750,168 in the first quarter of 1998. Scibal's trade receivables were $658,260 in 1999, as compared to $758,700 for the same period of 1998.

Scibal's first quarter 1998 operating income of $195,605 was 42% lower than the 1998 first quarter's operating income of $339,380.

                        USIB Holdings Limited Partnership

USIB Holdings LP was formed in 1997 for the purpose of acting as an acquisition entity for insurance related entities.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 Class B warrants, which he contributed as capital to the LP, as consideration for the proposed formation of the new insurance subsidiary, as capital. This was anticipated to reduce the potential dilution of the Company's shares after the securities underwriting which was planned for financing the new Florida insurance subsidiary. As this underwriting has failed, the Company is considering "folding up" this limited partnership. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor rather than exercise and sell the Class B shares underlying his warrant based upon his demand registration rights which originally attached to his warrants.

The USIB Holdings, LP is managed and operated by USIB as its General Partner, and thus the information regarding USIB as explained herein will again satisfy the informational requirements of the USIB Holdings, LP.

Results of Operations

USIB Holdings, LP had a first quarter 1999 development stage operating loss of ($40,399). This is over $100,000 less than the same period in 1998, and this is due to the continued efforts by management to lower overhead parent public company costs.

This operating earnings loss is attributed to the failed formation of the proposed Florida property & casualty insurance company and the assumption of legal and accounting expenses associated with running the parent public company.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries' primary sources of capital are their accounts receivable, their bank credit lines, and their private placement of convertible securities from time to time.

Consolidated accounts receivable were $2,149,957 at March 31, 1999, an increase over its accounts receivable of $1,923,084 at March 31, 1998.

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

June 24, 1999

                                   Century Industries, Inc.

                                   /s/ Ted L. Schwartzbeck
                                   -------------------------------------------
                                       Ted L. Schwartzbeck, President

                                   /s/ A. Jay Pignatello
                                   -------------------------------------------
                                       Jay Pignatello, Director

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