Form 10QSB
period 1999-06-30
CENTURY INDUSTRIES INC /DC/
filed 1999-08-26
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999
                         Commission File Number: 1-13327

                                 August 24, 1999

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

At June 30, 1999, 3,783,000 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding, and 5,167,000 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                          PAGE
           PART 1.     FINANCIAL INFORMATION

           Item 1      Consolidated Financial Statements                                  F1
                       Consolidated Balance Sheets as of June 30, 1999
                        and December 31, 1998                                             F2-3
                       Consolidated Statements of Operations for the three
                        months ended June 30, 1999 and June 30, 1998                      F4
                       Consolidated Statements of Operations for the six
                        months ended June 30, 1999 and June 30, 1998                      F5
                       Consolidated Statement of Changes in Stockholders'
                        Equity for the three months ended March 31, 1999                  F6
                       Consolidated Statements of Cash Flows for the three months
                        ended March 31, 1999 and 1998                                     F7-8
                       Notes to Consolidated Financial Statements                         F8

           Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations


                              FINANCIAL STATEMENTS

In the opinion of the management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month and six month periods ended June 30, 1999 and 1998.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that the disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1999 presentation.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS                                      6/30/99            12/31/98
--------------                                      -------            --------
Cash and Cash Equivalents                         $   315,263        $   497,341


Accounts Receivable-Trade (Net of allowance
  for doubtful accounts of
  $52,000 and $283,000 respectively)                1,873,774          1,923,084
Inventory                                             127,717            154,798
Marketable Securities                                 100,943            116,925
Other Current Assets                                  196,723             44,888
                                                  -----------        -----------
Total Current Assets                                2,614,420          2,737,036
                                                  -----------        -----------

Property and Equipment
----------------------

Land and Building                                     378,269            378,270
Software and Computer Equipment                     2,308,987          2,245,067
Furniture and Fixtures                                823,082            824,186
Machinery and Equipment                                65,342             65,139
Transportation Equipment                              206,229            215,429
Leasehold Improvements                                159,251            159,251
                                                  -----------        -----------
                                                    3,941,160          3,887,342
Less: Accumulated Depreciation                     (1,525,732)        (1,382,951)
                                                  -----------        -----------
Net Property and Equipment                          2,415,428          2,504,391
                                                  -----------        -----------


Other Assets
------------

Investments                                           785,971            707,666
Security Deposits                                     105,653            105,653
Goodwill, Net                                       2,034,077          1,828,326
Due from Related Parties                              255,423            496,171
Other Assets                                        1,099,079          1,317,340
                                                  -----------        -----------
Total Other Assets                                  4,280,203          4,455,156
                                                  -----------        -----------

           Total Assets                           $ 9,310,051        $ 9,696,583
                                                  ===========        ===========




           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               6/30/99           12/31/98
                                                                               -------           --------
Current Liabilities
-------------------
Accounts Payable - Trade                                                    $ 1,526,608        $ 1,521,587
Current Maturities - Long Term Debt and Mortgages                               555,521            878,149
Capital Lease Obligations                                                       103,325            104,349
Notes Payable                                                                   200,000            200,000
Advances from Stockholders                                                       62,487             58,524
Accrued Expenses                                                              1,105,958          1,485,883
Dividends Payable                                                                16,389             16,389
                                                                            -----------        -----------
Total Current Liabilities                                                     3,570,288          4,264,881
Long Term Notes and Mortgages Payable, Less Current Portion                     570,183            749,066
-----------------------------------------------------------
Capital Lease Obligations, Less Current Portion                                  (6,912)            59,195
-----------------------------------------------                             -----------        -----------

Total Liabilities                                                             4,133,559          5,073,142
                                                                            -----------        -----------

Minority Interest                                                                 7,207             12,719
                                                                            -----------        -----------

Stockholders' Equity

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
           authorized, 1,000,000 issued and outstanding                           1,000              1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
           authorized, 3,783,000  and 3,783,000 issued                            3,783              3,783
Common Stock, Class B, $.001 par value, 25,000,000 shares
           authorized, 5,167,000 and 5,167,000 issued and outstanding             5,167              5,167
Additional Paid in Capital                                                    8,080,396          8,080,396
Retained Deficit                                                             (2,021,317)        (2,130,189)
                                                                            -----------        -----------
                                                                              6,069,029          5,960,157
Less: Class A common stock in treasury, 269,202
           shares in 1999 and 1998                                             (899,744)          (899,744)
                                                                            -----------        -----------
Total Stockholders' Equity                                                    5,169,285          5,060,413
                                                                            -----------        -----------

Other Comprehensive Loss                                                             --           (449,691)

Total Liabilities and Stockholders' Equity                                  $ 9,310,051        $ 9,696,583
                                                                            ===========        ===========



           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                              1999                1998
                                                              ----                ----
Sales                                                      $ 2,734,894        $ 3,366,761
Cost of Sales                                                1,547,012          2,059,882
                                                           -----------        -----------

Gross Profit on Sales                                        1,187,881          1,306,879
                                                           -----------        -----------

Operating Costs
---------------
Payroll Expense                                                375,548            522,381
Professional Fees                                              106,642            233,824
Auto, Travel and Entertainment                                  46,106             54,342
Amortization and Depreciation                                   66,281            148,057
Other                                                          509,727            477,751
                                                           -----------        -----------
Total Operating Costs                                        1,104,304          1,436,355
                                                           -----------        -----------

Income (Loss) From Operations                                   83,578           (129,476)
                                                           -----------        -----------

Other Income (Expense)
----------------------

Interest Expense                                               (31,749)           (40,154)
Minority Interest                                               (7,207)            (6,300)
Other Income (Expense)-Net                                     (62,379)           (35,422)
                                                           -----------        -----------
Total Other Income (Expense) - Net                            (101,335)           (81,876)
                                                           -----------        -----------

Income (Loss) Before Taxes                                     (17,757)          (211,352)

Income Tax Provision (Benefit)                                      --             84,547
                                                                              -----------


Net Income (Loss)                                          $   (17,757)       $  (126,811)
                                                           -----------        -----------


Net Income (Loss)  Available for Common Stockholders       $   (17,757)       $  (126,811)
                                                           ===========        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                $      (.01)       $     (0.03)
                                                           ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                               1999               1998
                                                               ----               ----
Sales                                                      $ 5,801,911        $ 6,436,813
Cost of Sales                                                3,198,095          3,994,381
                                                           -----------        -----------

Gross Profit on Sales                                        2,603,816          2,442,432
                                                           -----------        -----------

Operating Costs
---------------

Payroll Expense                                                857,884          1,065,561
Professional Fees                                              200,739            320,268
Auto, Travel and Entertainment                                 104,281            103,964
Amortization and Depreciation                                  134,416            287,014
Other                                                          941,271            929,159
                                                           -----------        -----------
Total Operating Costs                                        2,238,590          2,705,966
                                                           -----------        -----------

Income (Loss) From Operations                                  365,226           (263,534)
                                                           -----------        -----------

Other Income (Expense)
----------------------

Interest Expense                                               (65,784)           (76,131)
Minority Interest                                              (14,414)           (12,600)
Other Income (Expense)-Net                                    (176,154)           (34,689)
                                                           -----------        -----------
Total Other Income (Expense) - Net                            (256,352)          (123,420)
                                                           -----------        -----------

Income (Loss) Before Taxes                                     108,872           (386,954)
                                                           -----------        -----------

Income Tax Provision (Benefit)                                      --             99,067
                                                                              -----------


Net Income (Loss)                                          $   108,872        $  (287,887)
                                                           -----------        -----------


Net Income (Loss)  Available for Common Stockholders       $   108,872        $  (287,887)
                                                           ===========        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                $       .01        $     (0.03)
                                                           ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30,1999
                                   (UNAUDITED)

                                                        COMMON             COMMON              ADDITIONAL
                                    PREFERRED            STOCK             STOCK                PAID-IN
                                      STOCK             CLASS A            CLASS B               CAPITAL
                                    -------------------------------------------------------------------------------
Balance December 31, 1998           $ 1,000             $ 3,783            $ 5,167             $ 8,080,396
-------------------------


Net Income for three months ended 3/31/99


                                    -------              -------           -------             -----------
Balance March 31,1999               $ 1,000              $ 3,783           $ 5,167             $ 8,080,396
                                    =======              =======           =======             ===========

Net Income for 3 months ended

6/30/99


Balance June 30, 1999                $ 1,000             $ 3,783           $ 5,167             $ 8,080,396
                                     =======             =======           =======             ===========


                                                    RETAINED                                TOTAL
                                                    EARNINGS           TREASURY         STOCKHOLDERS'
                                                   (DEFICIT)            STOCK               EQUITY
                                               ------------------------------------------------------
Balance December 31, 1998                       $  (2,130,189)      $ (899,744)         $ 5,060,413
-------------------------


Net Income for three months ended 3/31/99              126,629                              126,629

                                                 -------------       -----------       ------------

Balance March 31,1999                            $ (2,003,560)       $ (899,744)       $  5,187,042
                                                 =============       ===========       ============

Net Income for 3 months ended

6/30/99                                               (17,757)                             (17,757)


Balance June 30, 1999                            $ (2,021,317)       $ (899,744)       $  5,169,285
                                                 =============       ===========       ============




           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                       6/30/99           6/30/98
                                                                       -------           -------
Cash Flows from Operating Activities:
-------------------------------------

Cash received from customers                                       $ 5,801,911        $ 6,339,003
Cash paid to suppliers and employees                                (5,436,685)        (7,132,505)
Interest paid                                                          (65,784)           (76,131)
Income taxes paid                                                           --                 --
                                                                   -----------        -----------
  Net cash used for operating activities                               299,442           (869,633)
                                                                   -----------        -----------

Cash Flows from Investing Activities:
-------------------------------------

Purchases of fixed assets                                               (7,863)          (512,427)
Purchases of marketable securities and investments                     (22,324)          (163,846)
                                                                   -----------        -----------
  Net cash used for investing activities                               (30,187)          (676,273)
                                                                   -----------        -----------


Cash Flows from Financing Activities:
-------------------------------------
Proceeds from issuance of equity securities                                 --          1,285,477
Receipts of (payments on) notes                                       (555,521)           339,679
Net advances from affiliates-stockholders                              (87,458)          (179,601)
                                                                   -----------        -----------
  Net cash provided by financing activities                           (642,979)         1,445,555
                                                                   -----------        -----------

Net (Decrease) Increase In Cash and Cash Equivalents                  (373,724)          (100,351)
----------------------------------------------------

Cash and Cash Equivalents - January 1                              $   497,341        $   282,009
-------------------------------------                              -----------        -----------

Cash and Cash Equivalents - June 30                                $   315,263        $   181,658
-----------------------------------                                ===========        ===========

Net (Loss) Income                                                  $   101,666           (372,434)
Amortization and depreciation                                          134,416            287,014
Minority interest                                                       14,414              6,300
Increase in accounts receivable                                        (49,310)           (97,810)
(Increase) decrease in inventory                                        48,936             19,966
(Increase) decrease in other current assets and other assets           679,164            593,330
Decrease in accounts payable                                           (93,216)          (417,783)
Increase in accrued expenses                                          (197,358)           298,444
                                                                   -----------        -----------
Net cash used for operating activities                             $   406,904        $  (869,633)
                                                                   ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

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

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                 NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Industries, Inc. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the June 30, 1999 presentation. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

                 NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended June 30, 1999 and 1998. The results of operations for the three months ended June 30,1999 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                    Century Industries, Inc. in Consolidation
                              with its Subsidiaries

The first quarter 1999 results reflect the Company's continuing success at the operational level for both the Century Steel subsidiary and the Scibal Associates, but reflect a small consolidated net loss due to the costs of a failed underwriting effort to create a new subsidiary. During the second quarter the Company was successful in reducing parent overhead costs in an ongoing effort to do so.

Its consolidated assets were $8,785,026, in comparison to $9,696,583 at 12-31-98.

Consolidated second quarter sales were $2,734,894, in comparison to $3,366,761 at the same period in 1998. Consolidated operating costs decreased to $1,104,304 in the second quarter 1999 from $1,436,355 in second quarter 1998. The consolidated operating income was ($129,476) in 1998, whereas in second quarter 1999 it was $83,578. Century, as the parent holding company, has no operations of its own, and further delineation of sales and earnings is described later herein under each subsidiaries' results of operations section.

Year to date sales are $5,801,911, down from $6,436,813 for the same period in 1998. Gross profit through June 30, 1999 increased from $2,442,432 in 1998 to $2,603,816 in 1999. Operating income year to date for 1999 was $365,226, whereas operating income for the same period in 1998 was ($263,534).

The earnings per share was $(.01) for the second quarter of 1999, a $.02 increase over the ($.03) earned in the second quarter 1998. There was no additional share issuance in the second quarter from that indicated at December 31, 1998.

The Company and its subsidiaries have sufficient cash on hand, and liquidity from the cash flow of their accounts receivable, to continue to grow the profitability of their operations.

SUBSIDIARIES' SECOND QUARTER RESULTS OF OPERATIONS

                       Century Steel Products, Inc. (CSP)

CSP's sales of $893,823 in 1999 were less than the $1,460,811 for the second quarter 1998 sales. CSP contributes this decrease in sales to its downsizing efforts as a means to achieve greater profitability.

CSP's trade debt was $753,030 in 1998 as compared to $706,520 in the second quarter of 1999. CSP considers this debt decrease as resultant from its downsizing efforts.

CSP's second quarter 1999 operating income was $(27,519), whereas its 1998 operating loss was ($134,058). CSP continues to reduce overhead costs while trying to develop a new and profitable customer base.

Year to date sales through June 30, 1999 were $2,048,056 and were $2,565,386 for the same period in 1998. Operating income through June 30, 1999 was $133,124, and for the same period of 1998 it was $76,945.

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

Results of Operations

USIB's second quarter 1999 operating loss was ($190), and its 1998 operating loss was ($31,942). Year to date, USIB's operating loss was ($39,256), and for the same period 1998 was ($72,496). USIB's only expenses were to help defray some of the parent public company overhead costs.

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

While competition in the third party administration industry is substantial, it has evolved in the 1990s into an industry where the TPA must be hardware and software intensive. Scibal's unique software, which was developed internally and is therefore proprietary, allows for an extremely flexible delivery of reporting systems to its clientele. This software is supported by an experienced staff of computer programmers, who are continually improving and enhancing the proprietary claims handling software. Additionally, through its computer programmers, Scibal continues to write "next generation" software, which will take advantage of Internet access, electronic claims reporting, electronic medical payment processing, data warehousing, as well as various other value-added programs. This will enable the Company's personnel to increase production, thereby increasing profit margins while maintaining competitive pricing. The features and functionality offered are singular, which should provide Scibal with a substantial sales advantage in the future. Many of the new functions will be available for delivery in early 1999. Additionally, internal computer staff has commenced re-mapping of Scibal's software to ensure Year 2000 compliance, which will be completed prior in June of 1999.

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

In early 1999, Scibal was informed that a customer which generated approximately $400,000 per year in revenue would be utilizing their own "in-house" program during the second quarter of 1999. All other contracts which expired through the second quarter of 1999 have been renewed. The great majority of Scibal's revenue is generated from long standing customers, only one of which amounts to more than 5% of revenues for Scibal.

Being a service provider, there exists no dependence on any major supplier. Scibal employs approximately 110 persons. None of the employees are represented by labor unions.

Payroll expenses were reduced in the second quarter 1999 by $165,000 (annualized) from the first quarter, through operating efficiencies.

Results of Operations

Scibal's revenues of $1,819,995 for the 1999 second quarter were $86,966 lower than the second quarter of 1998 revenues of $1,905,950, a reduction of 4.5%.

Scibal's trade debt was $806,492 in 1999 as compared to $537,612 in the second quarter of 1998, an increase of 50%. Scibal's trade receivables at June 30, 1999 were $591,609, a 9.8% increase over the balance of $538,596 at June 30, 1998.

Scibal's second quarter 1999 operating income of $158,869 was $31,772 higher than the 1998 second quarter's operating income of $128,097, an increase of 25%.

Year to date revenues for Scibal of $3,731,263 were $140,164 lower than the six months of 1998 revenues of $3,871,427, a reduction of 3.6%.

Year to date 1999 operating income of $355,475 was $83,264 higher than the 1998 year to date operating income of $272,211, an increase of 30.6%.

Overall, the results of operations are a reflection of the tight market in conjunction with the continuing effort by management to generate operating efficiencies, as well as a refusal to cut prices below a profitable level in order to retain customers. As such, although revenues are down, operating income is increasing.

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

Results of Operations

USIB Holdings, LP had a second quarter 1999 development stage operating loss of ($34,843), and a year to date operating loss of ($75,242). The second quarter 1998 development stage operating loss was ($347,369). This is due to the continued efforts by management to lower overhead parent public company costs.

This operating earnings loss is attributed to the failed formation of the proposed Florida property & casualty insurance company and the assumption of legal and accounting expenses associated with running the parent public company.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries' primary sources of capital are their accounts receivable and their bank credit lines.

Consolidated accounts receivable were $1,873,774 at June 30, 1999, a decrease over its accounts receivable of $2,149,957 at June 30, 1998.

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

August 24, 1999

                                                Century Industries, Inc.

                                              /s/ Ted L. Schwartzbeck
                                              ----------------------------------
                                                  Ted L. Schwartzbeck, President

                                              /s/ Joel Gundersheimer
                                              ----------------------------------
                                                  Joel Gundersheimer, Director

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