Form 10QSB
period 1999-09-30
CENTURY INDUSTRIES INC /DC/
filed 1999-12-13
CIK 355701

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1999
                       Commission File Number: 1-13327

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

At September 30, 1999, 5,783,000 shares of the Registrant's $.001 par value Class A common stock were issued and outstanding, and 8,315,000 shares of the Registrant's $.001 par value Class B common stock were issued and outstanding.

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES

                                                                           Page
PART 1.    FINANCIAL INFORMATION

Item 1     Consolidated Financial Statements                                F1
           Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998                                           F2-3
           Consolidated Statements of Operations for the three
            months ended September 30, 1999 and September 30, 1998          F4
           Consolidated Statements of Operations for the nine
            months ended September 30, 1999 and September 30, 1998          F5
           Consolidated Statement of Changes in Stockholders'
            Equity for the three months ended March 31,
            June 30, and September 30, 1999                                 F6
           Consolidated Statements of Cash Flows for the three months
            ended September 30, 1999 and 1998                               F7-8
           Notes to Consolidated Financial Statements                       F8

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

                              FINANCIAL STATEMENTS

            In the opinion of the management of Century Industries, Inc. and subsidiaries (the Company), the accompanying unaudited interim consolidated financial statements contain all adjustments necessary of a fair presentation of the Company's financial condition as of September 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1999 and 1998.

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

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                        9/30/99           12/31/98
--------------                                        -------           --------
Cash and Cash Equivalents                         $   228,463        $   497,341
Accounts Receivable-Trade (Net of allowance
  for doubtful accounts of
  $52,000 and $283,000 respectively)                3,850,375          1,923,084
Inventory                                             139,839            154,798
Marketable Securities                                 341,733            116,925
Other Current Assets                                    8,200             44,888
                                                  -----------        -----------

Total Current Assets                                4,568,610          2,737,036
                                                  -----------        -----------

Property and Equipment
----------------------

Land and Building                                     378,269            378,270
Software and Computer Equipment                        85,543          2,245,067
Furniture and Fixtures                                 87,679            824,186
Machinery and Equipment                                46,732             65,139
Transportation Equipment                              140,178            215,429
Leasehold Improvements                                 92,207            159,251
                                                  -----------        -----------
                                                      830,608          3,887,342
Less: Accumulated Depreciation                       (432,266)        (1,382,951)
                                                  -----------        -----------
Net Property and Equipment                            398,343          2,504,391
                                                  -----------        -----------


Other Assets
------------
Investments                                           686,523            707,666
Security Deposits                                      16,232            105,653
Goodwill, Net                                         511,577          1,828,326
Due from Related Parties                                   --            496,171
Other Assets                                           (9,471)         1,317,340
                                                  -----------        -----------
Total Other Assets                                  1,204,861          4,455,156
                                                  -----------        -----------

Total Assets                                      $ 6,171,814        $ 9,696,583
                                                  ===========        ===========




           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        9/30/99           12/31/98
                                                                        -------           --------
Current Liabilities
-------------------
Accounts Payable - Trade                                              $ 2,003,933        $ 1,521,587
Current Maturities - Long Term Debt and Mortgages                         558,683            878,149
Capital Lease Obligations                                                      --            104,349
Notes Payable                                                              74,891            200,000
Advances from Stockholders                                                    100             58,524
Accrued Expenses                                                           33,236          1,485,883
Dividends Payable                                                           1,950             16,389
                                                                      -----------        -----------
Total Current Liabilities                                               2,672,793          4,264,881
Long Term Notes and Mortgages Payable, Less Current Portion               334,986            749,066
-----------------------------------------------------------
Capital Lease Obligations, Less Current Portion                                --             59,195
-----------------------------------------------                       -----------        -----------

Total Liabilities                                                       3,007,779          5,073,142
                                                                      -----------        -----------

Minority Interest                                                          14,207             12,719
                                                                      -----------        -----------

Stockholders' Equity
--------------------

Preferred Stock, Convertible, $.001 par value, 1,200,000 shares
            authorized, 1,000,000 issued and outstanding                       --              1,000
Common Stock, Class A, $.001 par value, 25,000,000 shares
            authorized, 5,515,000  and 3,783,000 issued                     5,515              3,783
Common Stock, Class B, $.001 par value, 25,000,000 shares
            authorized, 8,315,000 and 5,167,000 issued and
            outstanding                                                     8,315              5,167
Additional Paid in Capital                                              4,027,785          8,080,396
Retained Deficit                                                         (874,235)        (2,130,189)
                                                                      -----------        -----------
                                                                        3,167,380          5,960,157
Less: Class A common stock in treasury, 269,202
            shares in 1999 and 1998                                       (17,550)          (899,744)
                                                                      -----------        -----------
Total Stockholders' Equity                                              3,149,830          5,060,413
                                                                      -----------        -----------

Other Comprehensive Loss                                                       --           (449,691)

Total Liabilities and Stockholders' Equity                            $ 6,171,814        $ 9,696,583
                                                                      ===========        ===========




           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                                               1999                1998
                                                               ----                ----
Sales                                                      $ 1,671,156        $ 3,039,637
Cost of Sales                                                1,161,401          1,706,968
                                                           -----------        -----------

Gross Profit on Sales                                          509,755          1,332,669
                                                           -----------        -----------

Operating Costs
---------------
Payroll Expense                                                 60,924            454,277
Professional Fees                                               51,603             65,974
Auto, Travel and Entertainment                                  20,265             59,414
Amortization and Depreciation                                    7,645            127,252
Other                                                           57,783            590,925
                                                           -----------        -----------
Total Operating Costs                                          198,220          1,297,842
                                                           -----------        -----------

Income (Loss) From Operations                                  311,535             34,827
                                                           -----------        -----------

Other Income (Expense)
----------------------
Interest Expense                                                56,881            (24,625)
Other Income (Expense)-Net                                     (14,388)          (258,435)
                                                           -----------        -----------
Total Other Income (Expense) - Net                              42,494           (283,060)
                                                           -----------        -----------

Income (Loss) Before Taxes                                     269,042           (248,233)

Net Income (Loss)                                          $   269,042        $  (248,233)
                                                           -----------        -----------


Net Income (Loss)  Available for Common Stockholders       $   269,042        $  (248,233)
                                                           ===========        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                    $ 0 .02        $     (0.02)
                                                           ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                                               1999               1998
                                                               ----               ----
Sales                                                      $ 7,473,067        $ 9,476,450
Cost of Sales                                                4,359,496          5,701,349
                                                           -----------        -----------

Gross Profit on Sales                                        3,113,571          3,775,101
                                                           -----------        -----------

Operating Costs
---------------
Payroll Expense                                                918,808          1,519,837
Professional Fees                                              252,342            430,996
Auto, Travel and Entertainment                                 124,546            428,974
Amortization and Depreciation                                  142,061            183,320
Other                                                          999,054          1,446,178
                                                           -----------        -----------
Total Operating Costs                                        2,436,810          4,009,305
                                                           -----------        -----------

Income (Loss) From Operations                                  676,761           (234,204)
                                                           -----------        -----------

Other Income (Expense)
----------------------

Interest Expense                                                (8,903)           (73,529)
Minority Interest                                              (14,414)                --
Other Income (Expense)-Net                                    (190,542)          (336,295)
                                                           -----------        -----------
Total Other Income (Expense) - Net                            (213,859)          (409,824)
                                                           -----------        -----------

Income (Loss) Before Taxes                                     462,902           (644,028)
                                                           -----------        -----------

Income Tax Provision (Benefit)                                      --                 --
                                                           -----------        -----------


Net Income (Loss)                                          $   462,902        $  (644,028)
                                                           -----------        -----------


Net Income (Loss)  Available for Common Stockholders       $   462,902        $  (644,028)
                                                           ===========        ===========

Earnings (Loss) Per Share:

Basic and Diluted Earnings (Loss) Per Share                $      0.03        $     (0.07)
                                                           ===========        ===========


           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999
                                   (Unaudited)

                                                                              COMMON          COMMON          ADDITIONAL
                                                          PREFERRED           STOCK           STOCK            PAID-IN
                                                            STOCK            CLASS A         CLASS B           CAPITAL
                                                       ----------------------------------------------------------------------
Balance December 31, 1998                              $     1,000        $     3,783       $     5,167       $ 8,080,396
-------------------------

Net Income for three months ended 3/31/99


                                                       -----------        -----------       -----------       -----------
Balance March 31,1999                                  $     1,000        $     3,783       $     5,167       $ 8,080,396
                                                       ===========        ===========       ===========       ===========

Net Income for 3 months ended
6/30/99


Balance June 30, 1999                                  $     1,000        $     3,783       $     5,167       $ 8,080,396
                                                       ===========        ===========       ===========       ===========

Net Income for 3 months
ended 9/30/99

Issuance of Common Stock                                                  $     1,732       $     3,148

Divestiture of Scibal Associates                                                                              $(4,052,611)

Balance September 30, 1999                                      --        $     5,515       $     8,315       $ 4,027,785
==========================                             ===========        ===========       ===========       ===========

                                                            RETAINED                             TOTAL
                                                            EARNINGS          TREASURY       STOCKHOLDERS'
                                                           (DEFICIT)          STOCK              EQUITY
                                                      -----------------------------------------------------
Balance December 31, 1998                                 $(2,130,189)       $  (899,744)       $ 5,060,413
-------------------------

Net Income for three months ended 3/31/99                     126,629                               126,629


                                                          -----------        -----------        -----------
Balance March 31,1999                                     $(2,003,560)       $  (899,744)       $ 5,187,042
                                                          ===========        ===========        ===========

Net Income for 3 months ended
6/30/99                                                       (17,757)                              (17,757)


Balance June 30, 1999                                     $(2,021,317)       $  (899,744)       $ 5,169,285
                                                          ===========        ===========        ===========

Net Income for 3 months
ended 9/30/99                                             $   269,042                           $   269,042

Issuance of Common Stock                                                                        $     4,880

Divestiture of Scibal Associates                          $   878,040            882,194        $(2,292,377)

Balance September 30, 1999                                $  (874,235)       $   (17,550)       $ 3,149,830
==========================                                ===========        ===========        ===========



           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                     9/30/99           9/30/98
                                                                     -------           -------
Cash Flows from Operating Activities:
-------------------------------------
Cash received from customers                                       $ 6,809,488        $ 9,332,451
Cash paid to suppliers and employees                                (6,336,931)        (9,337,279)
Interest paid                                                         (122,665)           (73,529)
                                                                   -----------        -----------
  Net cash used for operating activities                                50,430            (78,357)
                                                                   -----------        -----------

Cash Flows from Investing Activities:
-------------------------------------
Purchases of fixed assets                                               (7,863)          (512,427)
Purchases of marketable securities and investments                     (22,324)          (163,846)
                                                                   -----------        -----------
   Net cash used for investing activities                              (30,187)          (676,273)
                                                                   -----------        -----------


Cash Flows from Financing Activities:
-------------------------------------
Proceeds from issuance of equity securities                                 --          1,097,200
Receipts of (payments on) notes                                       (781,797)           339,679
Repayments of short term notes                                         280,692                 --
Net advances from affiliates-stockholders                              (87,458)          (540,618)
                                                                   -----------        -----------
   Net cash provided by financing activities                          (319,038)           896,261
                                                                   -----------        -----------

Net (Decrease) Increase In Cash and Cash Equivalents                  (268,878)           141,631
----------------------------------------------------

Cash and Cash Equivalents - January 1                              $   497,341        $   282,009
-------------------------------------                              -----------        -----------

Cash and Cash Equivalents - Sept. 30                               $   228,463        $   423,640
------------------------------------                               ===========        ===========

Net (Loss) Income                                                  $   377,914           (644,028)
Amortization and depreciation                                          136,810            428,974
Minority interest                                                       14,207              6,300
Increase in accounts receivable                                      1,700,418             89,277
(Increase) decrease in inventory                                        33,977             (2,971)
(Increase) decrease in other current assets and other assets        (1,923,888)             4,750
Decrease in accounts payable                                          (828,820)          (346,835)
Increase in accrued expenses                                           839,254            386,176
                                                                   -----------        -----------
Net cash used for operating activities                             $   349,872        $   (78,357)
                                                                   ===========        ===========

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

           See accompanying notes to consolidated financial statements

                    CENTURY INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Industries, Inc. and Subsidiaries (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company's management believes that disclosures and information presented are adequate and not misleading. Reference is made to the detailed financial statement disclosures which should be read in conjunction with this report and are contained in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain items in prior period consolidated financial statements have been reclassified, where appropriate, to conform with the September 30, 1999 presentation. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

        NOTE 2- INTERIM PERIODS

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the Company's financial condition as of September 30, 1999 and December 31, 1998, and the results of its operations and cash flows for the three month periods ended September 30, 1999 and 1998 and the nine month periods ended September 30, 1999 and 1998. The results of operations for the three months ended September 30,1999 are not necessarily indicative of the results to be expected for the full year.

        NOTE 3-PER SHARE DATA

Per share data was computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

        NOTE 4- BUILDING AND RELATED MORTGAGES

The Company closed on an office condo building located in Reston, Virginia during the first quarter of 1998. This facility, which cost approximately $360,000, houses the Company's corporate office and USIB and USIB Holdings insurance operations.

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

        NOTE 5 - DIVESTITURE OF SCIBAL ASSOCIATES

In the period between June 28 and July 10, 1999, the Company finalized, and then completed all necessary legal documents necessary by July 26, 1999, to effectuate the Purchase Agreement with

Advantage Holdings, Inc. Advantage Holdings purchased Scibal Associates for $600,000 in cash and a note for $1,200,000, and the return of 1,537,272 shares and warrants of the Company to its treasury.

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

Current Operations

The Registrant, as the parent holding company for Century Steel Products, Inc., and US Insurance Brokers, Inc., has no operations of its own, other than its functions for shareholders' relations, legal and accounting, and the remaining reporting requirements of a public company. The operations of each subsidiary can be found hereinbelow.

Third Quarter Consolidated Operating Results

Third quarter 1999 consolidated revenues were $1,671,156, and the same period for 1998 consolidated revenues were $3,039,637, which is a decrease of $1,368,481, or 45%. This decrease is due to the Company's divestiture of Scibal Associates in June, 1999. Third quarter consolidated operating income increased to $311,535 from $34,827 at September 30, 1998, an increase of $276,708. This rise in consolidated operating income is attributable to the ongoing strong sales and earning performance at the Century Steel Products subsidiary, and the decrease in parent company operating expenses.

Third quarter 1999 consolidated net income increased to $269,042 from ($248,233) at September 30, 1998, an increase of $517,275, or 208%. The revenue decrease and concomitant operating income decrease are also attributable to the divestiture of Scibal Associates. As indicated further herein in the unaudited financial statements, total operating costs were down across the board, from $1,297,842 for the three months ended September 30, 1998, to $198,220 for the same period in 1999. While the divestiture of Scibal Associates was a part of this reduction, it should be noted that management has effectively reduced its parent overhead and other consulting fees to help the Company achieve profitability.

Further information regarding the divestiture of the Scibal Associates subsidiary can be found in the August 5, 1999 Form 8-K filing completed by the Registrant.

Year to Date Consolidated Operating Results

The Company's consolidated year to date 1998 revenues totaled $9,476,450 compared to the same period 1999 of $7,473,067 for a decrease of $2,003,383 or 21%. Consolidated operating costs through the third quarter 1999 were $2,436,810, a decrease of $1,572,495, or 39%, from operating costs of $4,009,305 for the same period in 1998. Consolidated net income was ($644,028) for the year to date in September, 1998, and this was $462,902 for the same period in 1999. These changes can be attributed to the divestiture of Scibal Associates, as well as the ongoing efforts of management to decrease parent overhead expenses, which has been completed effectively.

Year to Date Consolidated Assets and Capital Growth

The Company's year to date consolidated assets are $6,171,814, a decrease of $2,834,481 from consolidated assets of $9,006,295 as of September 30, 1998. This is due to the divestiture of Scibal Associates. Consolidated capital has decreased from $5,060,413 for the same period of 1998 to $3,149,830 in 1999. This is due to the divestiture of Scibal Associates.

The year to date earnings per common share is $0.03, and the third quarter earnings were $0.02 per common share. Additional shares were issued in the 3rd quarter, totaling 1,732,000 Class A common voting shares, and 3,148,000 Class B common voting shares, for a grand total of 4,880,000 shares, represent the conversion of unit holders equity in the USIB Holdings, LP to Class B common stock equity in the Company. USIB Holdings, LP was not consolidated due to the divestiture of Scibal Associates.

Additionally, the Company completed its examination of its internal computer systems to verify for Year 2000 compliance. Finalization indicates that the Issuer and its subsidiaries will not have any Year 2000 compliance difficulty. The "worst case" scenario for Year 2000 problems are that the Registrant would have to function manually and could do so without significant loss of business. The Registrant feels that the Year 2000 efforts have not substantially or materially deferred its ability to conduct any other projects or IT projects.

The following is a discussion and analysis of each subsidiary's results of operations.

                          Century Steel Products, Inc.

Century Steel Products, Inc.'s (CSP's) sales of $1,671,156 for the third quarter 1999 were greater than the third quarter of 1998 sales of $1,017,321. CSP finds this increase to be in line with its ongoing efforts to increase its business through development of new customer relationships.

Cost of goods sold was $1,161,401 in 1999, and was $849,730 for the third quarter 1998. This increase is concomitant with the increase in sales.

At September 30, 1999, CSP's third quarter operating income was $341,202, and at September 30, 1998 it was ($36,000). This operating income is indicative of CSP's efforts to increase revenues and earnings through new customer relationships while reducing its office personnel.

CSP's revenues year to date for the first 9 months of 1999 were $3,719,212, and were $3,582,708 for the same period of 1998. CSP's year to date 1999 operating income is $341,202, and 1998 operating income for the same period was $53,061.

                       U.S. Insurance Brokers, Inc. (USIB)

USIB was organized in April 1995 under the laws of the District of Columbia, has its domiciliary offices at 700 13th St., NW, Suite 950, Washington, DC 20007, and it has administrative offices at 11708 Bowman Green Drive, Reston, VA 20190.

To date, none of USIB's efforts to market group insurance plans to membership based groups have succeeded. Management is in preliminary discussions with various entities regarding the disposal of USIB's assets.

Results of Operations

USIB's third quarter 1998 operating loss was ($21,051), and in 1999 is was $0.00. This change is due to the decrease of expense at USIB's offices, as the Registrant intends to dispose of the assets of USIB shortly, and USIB did not have any operations.

USIB's year to date 1998 operating loss was ($99,237), and for the same period 1999 it was ($39,256). Again, USIB has effectively reduced personnel in anticipation of divestiture.

As mentioned previously, the Registrant has divested itself of its Scibal Associates, Inc. subsidiary, in exchange for $600,000 and a note for an additional $1,200,000, and the retirement of 1,537,272 shares and warrants of the Company's stock to the Company's treasury.

                        USIB Holdings Limited Partnership

USIB Holdings LP was formed in 1997 for the purpose of acting as an acquisition entity for insurance related entities.

This entity was formed as a Limited Partnership, with USIB as its General Partner, in order that the Company could utilize David Scibal's 727,273 warrants for Class B common shares, which he contributed as capital to the LP, as consideration for the proposed formation of the new insurance subsidiary, as capital. Mr. Scibal, in effect, was willing to participate in the go forward profits as a 20% investor rather than exercise and sell the Class B shares underlying his warrant based upon his demand registration rights which originally attached to his warrants. This was anticipated to reduce the potential dilution of the Company's shares after the securities underwriting which was planned for financing the new Florida insurance subsidiary, which never materialized.

Due to the divestiture, which included the return of Mr. Scibal's 20% interest in the LP, the LP's subsequent return of Mr. Scibal 727,273 Class B common shares to the Company's treasury, and the lack of income and operations, the LP is being dissolved. USIB's investment in the LP will be offset by amounts due to the LP and are anticipated to be eliminated in the "winding up."

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company's and its subsidiaries' primary sources of capital are their accounts receivable and their bank credit lines.

Consolidated accounts receivable were $3,850,375 at September 30, 1999, an increase over its accounts receivable of $1,881,939 at September 30, 1998.

The Company expects to receive payments totaling $750,000 towards its note from Advantage Holdings, Inc. during the year 2000 from the sale of Scibal Associates.

                           PART II - Other Information

ITEM 1. Legal Proceedings

There are, at present, no material legal proceedings in which the Company is involved, either as plaintiff or defendant.

ITEM 2. Changes in Securities

NONE

ITEM 3. Defaults

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

As indicated previously herein, the Company filed a Form 8-K on July 7, 1999 regarding the execution of a Partial Acquisition and Parent/Subsidiary Agreement signed between the Company and Interactive Gaming and Communications Corp.

ITEM 6. Exhibits and Reports on Form 8-K

Form 8-K filed July 7, 1999 regarding the execution of a Partial Acquisition and Parent/Subsidiary Agreement signed between the Company and Interactive Gaming and Communications Corp. and the consequent change in control.

Form 8-K filed August 5, 1999 regarding the divestiture of the Scibal Associates subsidiary.

Form 8-K filed August 23, 1999 regarding the resignation of its independent accountant.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 9, 1999

                     Century Industries, Inc.

/s/ Ted L. Schwartzbeck
--------------------------
Ted L. Schwartzbeck
Director

/s/ Joel M. Gundersheimer
--------------------------
Joel M. Gundersheimer
Director

/s/ Jay Pignatello
--------------------------
Jay Pignatello
Director

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

(27)  Financial data schedule. Attached hereto.

(28) Information from reports furnished to state insurance authorities. Not applicable.

(29)  Through (98) [RESERVED]

(99)  Additional Exhibits. None.