Form 10-K
period 1999-12-31
CENTURY INDUSTRIES INC /DC/
filed 2000-05-03
CIK 355701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

10-KSB
Dated May 2, 2000

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Calendar Year Ended December 31, 1999

Commission File Number: 1-13327

CENTURY INDUSTRIES, INC.
(Exact Name of Registrant as specified in its charter)
-------------------------------------------------------------------------------------

District of Columbia	54-1666769
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)
--------------------------------------------------------------------------------------
2106 New Road Linwood Commons, Suite C4 Linwood, NJ	08221
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:
(609) 601-2300
----------------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, par value $.001 per share.

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.001 per share.

Title of each class	Name of each exchange on which registered_________
Century Industries, Inc. Class A Common Voting	NASDAQ Bulletin Board

Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X No ___
(2) Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained in any amendment to this Form 10-KSB. X

Issuer's consolidated revenues for 1999 were $1,384,571.00.

The aggregate market value of the 12,586,131 common voting shares of common voting stock based at the average of the bid/asked of $0.40 was $5,034,452.40.

Part I

ITEM 1. Description of Business

Century Industries, Inc., (hereinafter referred to as "CNTI"), acquired all the assets of Worldwide Network, Inc., (hereinafter referred to as "WNI"), a private corporation domiciled in New Jersey, on December 30, 1999.

Pursuant to the contract for Sale and Purchase of Assets, WNI Shareholders approved the acquisition by CNTI on November 15, 1999 and CNTI Shareholders affirmed the acquisition of WNI on December 30, 1999 at their annual meeting.

At the annual meeting of CNTI on December 30, 1999, Wade Cordell was elected Director/Chairman of the Board, Carl J. Valore was elected Director/CEO, Ronald Howell was elected Director/President and Thomas L. Murphy was elected Director/Chief Financial Officer. Stefanou & Co., LLP, CPA's, were appointed independent auditors for the year ending December 31, 1999. Ronald Howell subsequently resigned and Carl J. Valore assumed duties of President/CEO/Director.

Under the terms of the Sale & Purchase of Assets Agreement and with Shareholder approval, the common shares of CNTI were created as one class with approximately 85 million shares to be distributed to WNI Shareholders and 14 million to the existing CNTI Shareholders and authorized shares in CNTI were increased to 200 million. Shareholders in CNTI also approved the sale of CNTI's assets leaving CNTI on December 30, 1999 with only the assets in WNI and WNI's operations for 1999.

WNI acquired Worldwide Universal Health Network, Inc., (hereinafter referred to as "WUHN"), a private New Jersey Corporation on March 1, 1999 under an Asset Purchase Agreement. WNI was incorporated in New Jersey on February 22, 1999. Prior to this acquisition, WUHN had acquired Beta Source, a private South Carolina Corporation on November 6, 1998.

The nature of WNI's business is the distribution of nutritional products. All of the Company's revenues in 1999 came almost entirely from the sale of Beta Glucan products.

During 1999, WNI converted Beta Source's Marketing Representatives from a binary compensation plan to a uni-level and generational compensation plan. Management perceived the need to bring commissions within a range that would yield profits from gross revenues. The binary system would not allow the Company to run profitably. The re-engineering of the Compensation Plan caused anticipated loss of some Marketing Representatives.

During 1999, management discerned that the margins on WNI's principal products: (1) Beta Gold and (2) Beta Glucan 100 were not satisfactory for purposes of Network Marketing. Therefore, the Company took steps to investigate replacing these products with products that would have better margins.

During 1999, management attempted to implement a concept call "Arena Network Marketing". This concept required capital that was unavailable during 1999. However, the concept of acquiring and developing Network Marketing Companies emphasizing Internet and Intranet components and providing the Network Marketing Industry with an infrastructure, i.e. "Arena", remains proprietary to CNTI. The company has long term plans to implement this concept.

During 1999, WNI lost the rights to use the Nautilus license controlled by Healthrite, Inc., and contracted to WNI, when the Nautilus name was acquired by Direct Focus, Inc., and Direct Focus canceled Healthrite's license agreement. This cancellation does adversely impact WNI's ability to sell the Nautilus product line. WUHN had originally planned to launch the Company built around the Nautilus product line and name. When Beta Source was acquired, it was perceived the Company would have two principal product lines: (1) Beta Glucan; and (2) Nautilus. Uncertainties over the renewal of the Nautilus license as well as contractual disagreements with Healthrite adversely impacted sales of the Nautilus product. This is why almost all of the Company's revenues came from the sale of the Beta Glucan product line.

During 1999, the Company attempted to create national distribution through a system of coordinators in a hierarchy that went from National, Area, Region, District and Zone. This system has intrinsic proprietary and management value. However, the uncertainties with respect to the Nautilus license created negative impacts on distributing the product and adversely impacted the field management system of coordinators.

Worldwide operations are subject to various federal and state laws and regulations. The labeling, packaging, and marketing of the Company's products are regulated by one or more governmental agencies, including the FDA, FTC, the Consumer Products Safety Commission and various agencies of the Shared States and the states where the Company's products are manufactured, shipped and sold. The Company does not conduct any manufacturing operations.

The Company is subject to provisions of the Federal Food, Drug and Cosmetic Act (Act) which is administered by the FDA. Although vitamins and nutritional supplements are generally regulated as "foods" and "foods for special dietary use" under the Act and do not need approval by the FDA, the FDA requires that such products be produced according to "Good Manufacturing Practices" and other guidelines set forth in the Act.

Products currently distributed by Worldwide are regulated pursuant to the Act and the distribution of these products can be subject to continued comprehensive reviews by the FDA, The Federal Trade Commission or any other Federal or State Governmental Agency having jurisdiction over these matters.

Numerous firms distribute personal care, health products and vitamins on a wholesale and retail basis. Many of such firms have been in business for a significantly longer period of time than Worldwide and have financial, marketing, personnel and other resources substantially greater than those of Worldwide. Due to the relatively easy access to the Network Marketing industry, additional firms may, in the future, enter the market and compete with the Company.

During 1999, WNI favorably resolved a patent litigation that had been instituted by Carmel Research, Inc., against Beta Source and obtained certain legal advantages with respect to marketing Beta Glucan.

During 1999, the Company was unable to make payments to certain Bondholders. Some of these Bondholders converted to common stock and negotiations for payment of the bonds were ongoing at the end of December 31, 1999.

During 1999, WNI attempted to sell 1,000,000 shares of common stock at $1.00 per share pursuant to a 504 Regulation D Offering to Marketing Representatives in order to raise capital. However, sales were minimal and changes in the 504 Regulation made sales difficult. Accordingly, the Company relied on contractual arrangements with other entities (some of which were related parties) to solve cash flow problems.

Part of the problem was created by contractual disagreements with Healthrite, Inc., as the warehousing and distribution of the Nautilus products as well as representations as to the continuity of the license agreement and shipments of dated product.

WNI conducted its operations during 1999 by outsourcing all of its personnel needs. All of WNI's Officers and Executives work under consulting contracts. WNI's sales force are Independent Contractors.

ITEM 2. Description of Property

WNI leased warehouse space in Bridgeton, New Jersey and Hamilton Township, New Jersey. Executive offices were leased at 2106 New Road, Suite C4, Linwood, New Jersey 08221 and 111 Tarrar Springs Road, Suite B, Lexington, South Carolina 29072.

ITEM 3. Legal Proceedings

No legal proceedings were filed in 1999, except for a dispute with a vendor, Jenkon, Inc. This dispute is now in mediation and arbitration and will not have a material effect on the Company's business. ITEM 4. Submission of Matter to a Vote of Security Holders

WNI and CNTI mailed its information statement to all Shareholders of recording advising them of the shareholders meeting of November 15, 1999 and December 31, 1999 respectively.

At the annual meeting of CNTI on December 30, 1999, Wade Cordell was elected Director/Chairman of the Board, Carl J. Valore was elected Director/CEO, Ronald Howell was elected Director/President and Thomas L. Murphy was elected Director/Chief Financial Officer. Stefanou & Co., LLP, CPA's, were appointed independent auditors for the year ending December 31, 1999. Ronald Howell subsequently resigned as Director/President and Carl J. Valore was elected President/CEO/Director.

The Shareholders unanimously affirmed the acquisition of WNI on December 30, 1999.

Part II

ITEM 5. Market for Common Equity and Related Shareholder Matters

The Class A common voting stock, par value $.001, trades on the NASDAQ OTC:BB under the symbol "CNTI".

The range of bid/asked information for the Company's voting shares for each quarter of the last year (1999), as reported by NASDAQ OTC:BB are as follows:

First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Low	High	Low	High	Low	High	Low	High
0.25	0.50	0.25	0.50	0.25	0.50	0.25	0.50

The range for the year ending December 31, 1998, is on file with the companies 1998 10-KSB.

ITEM 6. Management's Discussion and Analysis of Plan of Operation

The Plan of Operation for the year 2000 is as follows:

(I) The Company must raise capital to sustain its operations for the next 12 months.

On December 31, 1999, the newly elected Board of Directors of CNTI created a Plan of Reorganization. The Plan creates three divisions within the Company: (a) Nutritional Division; (b) Membership Marketing Division; and (c) Web Technology Division.

During 1999, all of CNTI's revenues came from steel products and insurance products. As of December 30, 1999, none of those revenues will accrue to CNTI. CNTI's entire source of revenues will be from WNI's Network Marketing unit and the three divisions under the Plan of Reorganization.

In order to implement the Plan, it will be necessary for CNTI to raise at least $500,000 in capital during the year 2000 and preferably $5 million to fully implement the Plan.

The Plan is discussed at the conclusion of Managements Discussion and Analysis of Financial Conditions and Results of Operations.

The Company increased the authorized common shares of CNTI to 200 million shares. The Company is in the process of changing its domicile from the District of Columbia to Nevada. The Company will declare a record date for a reverse split of the issued shares on or about May 12, 2000 or shortly thereafter.

Management's judgment is that the contractual negotiations into the year 2000 and the revenue stream that will be generated will justify raising a minimum of $500,000 and as much as $5 million in capital during the year 2000.

(II) Research and development is taking place within the Company with respect to producing Beta Glucan and Aloe products for the Network Marketing Unit of the Nutritional Division. The Company has also developed twelve (12) functional ready-to-drink products.

(III) The Company does not anticipate or have any contracts for the sale or purchase of plant and significant equipment.

(IV) The Company does not anticipate any change in the number of employees. In conformity with the Company's commitment to outsourcing, it is anticipated the number of outsourced employees during the year 2000 would be between 8 and 12.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CNTI's consolidated assets have decreased from $1,057,122.00 in 1998 to $931,861.00 in 1999. This is based on the sale of assets in CNTI during 1999 and the purchase of WNI's assets on December 30, 1999.

The resulting figure of income (loss) is ($!,324,029.00) for 1999 as contrasted to ($339,862.00) for 1998.

(I) The Registrant's judgment is that there are trends, events or uncertainties that could have a material impact on the Registrant's short-term or long-term liquidity. The Registrant has contractual negotiations in place which could have a strongly positive effect on both short-term and long-term liquidity. This is based on sales to the mass market in the Nutritional Division and revenues from USA One and International Retail Marketing Associates, (hereinafter referred to as "IRMA"), in the Membership Marketing Division (discussed below).

(II) The Registrant requires external sources of capital or borrowings in the year 2000. The Registrant requires a minimum of $500,000 and up to $5 million to fully implement the Plan of Reorganization.

(III) The Registrant does not have any material commitments for capital expenditures as of December 31, 1999.

(IV) The Registrant's judgment is that trends, events and uncertainties will have a positive impact on the Registrant's net sales or revenues or income form continuing operations. Under the Plan of Reorganization, the Registrant expects a significant increase in sales, revenues and income.

(V) The Registrant has had a significant change in income or loss as a result of the purchase of WNI's assets on December 30, 1999.

(VI) The causes for material changes from period to period are based on the Asset Purchase of WNI on December 30, 1999. WNI had only one (1) year of operation and there is no period that exists for comparisons in 1998.

(VII) There are no seasonal aspects that have an effect on the Registrants financial condition and operations.

Plan of Reorganization

On December 31, 1999, CNTI's Board of Directors created a Plan of Reorganization to build upon the contractual relationships and negotiations that WNI created during the year 1999.

Nutritional Division

WNI's Network Marketing Business will become a unit under the Nutritional Division. This business unit will be lead by Brad Cordell, CNTI's Chief Operations Officer. Brad Cordell brings extensive corporate experience to operations with respect to warehousing, personnel and Network Marketing.

Operations of this business unit will be conducted out of Columbia, South Carolina in leased office space.

The sales of Beta Glucan products will be expanded to include Aloe products. The products will be manufactured, warehoused and distributed from Aloe Commodities, Inc., based in Dallas, Texas. At present, CNTI has an option to purchase 12.5% of the common stock of Aloe Commodities, Inc.

It is anticipated that the Compensation Plan will be revised at the time the new product line is launched.

In addition, the Network Marketing unit will implement an Internet and print campaign built around a proprietary concept called "Downline Services".

If CNTI raises sufficient capital or has internal liquidity, it will continue the "Arena Network Marketing" program. This program will enable CNTI to acquire other Network Marketing companies and provide them with an improved infrastructure, better products and a more rewarding Compensation Plan.

The Company will re-implement the Coordinator system or a National, Area, Regional, District and Zone configuration based on the success of certain Zone Coordinators who fit the marketing profile.

Mass marketing of the Nutritional Division will be lead by Reed Vordenberg, who will serve as President of that Division. Mr. Vordenberg is the Founder and President of Vordenberg Marketing, Inc., (hereinafter referred to as "VMI"), a private label sales and marketing consulting company. VMI has provided marketing, consulting, sourcing, advertising, package design and quality assurance assistance to companies such as Heinz, Starkist, Ore-Ida Potatoes, Jergens, Marketing Corporation of American and may retailer brands. VMI has developed complete private label programs for several major retailers covering over 2,500 items and ten (10) different labels.

Mr. Vordenberg also serves as Chairman of Quantum Nutritionals, LLC, that has a Joint Venture Agreement with CNTI to research and develop nutritional products and create distribution for CNTI.

At present, CNTI, through its Nutritional Division, has contractual negotiations and consummated sales that will positively effect revenues in the year 2000.

Internet marketing of nutritional products by the Nutritional Division will take place in the latter part of the year 2000.

Membership Marketing Division

Wade Cordell, Chairman of the Board of CNTI, heads up the Membership Marketing Division. Mr. Cordell has distinguished himself as an entrepreneur and motivator. Mr. Cordell has held corporate positions and also has a strong background in insurance and benefits programs.

During 1999, WNI established relationships with USA One and IRMA to distribute USA One's membership benefits products. USA One has sixty-seven thousand (67,000) members and five hundred thousand (500,000) providers in its network. Under the Joint Venture Agreement with USA One and IRMA, Century receives six percent (6%) of the gross revenues of USA One and IRMA or fifteen percent (15%) of the net revenues, whichever sum is greater.

Century is most excited about the initial work that has been done to position itself to become the national lender in the marketing of membership benefit products and services in the United States. This multi-faceted marketplace has the opportunity to become enormously profitable and produce immediate residual income through new contracts signed within the last few months and recent alliances with related marketing companies and/or organizations. The combined penetration of lives associated with these companies and/or organizations touches millions of households throughout the United States. Membership Benefit Plans are offered to individuals and their families through the organizations they belong to, products they purchase, or the companies that they work for.

Simply defined, membership marketing is selling memberships into a not-for-profit association that provides each member with a package of family benefits. By becoming a member, individuals can use "one" membership card to access a whole array of diverse benefits. The benefits card includes ancillary and primary health products and services, financial and communication services.

With the financial problems arising from HMO models, family benefit packages that do not discriminate for pre-existing conditions, age are available without waiting periods.

These family benefit packages can include comprehensive dental plan, prescription, vision, hearing and alternative medicine benefits like chiropractic, acupuncture, massage therapy, and nutritional products. Additional medical programs provide air ambulance and emergency medical travel assist, 24-hour nurse or doctor hotline, a huge national network of doctors and hospitals that provide dramatic savings on all services and procedures. Members can save on long-term care facilities and services such as nursing homes, physical therapy, home health care, and assisted living centers. Membership includes an auto club, pet club, and legal club. The membership card can even be used to insure savings on a multitude of travel and entertaining programs. Plus, members are given group insurance products, such as accident coverage and accidental death and dismemberment. Worksite Marketing Division works in conjunction with insurance companies by providing supplemental products like health, cancer, heart, life, retirement programs and group disability all offered in membership benefit packages.

In summary, the benefits card that individuals and their families can obtain through Century's Membership Marketing Divisions, is the most unique and comprehensive benefits program of its kind in America. The diversity of the benefit programs offered and the affordability of a membership card create a tremendous value for consumers. This value and diversity opens unlimited avenues of marketing possibilities.

Organizational Analysis

Century has positioned itself to absorb the anticipated massive national growth in the membership marketing industry. The membership marketing divisions's three-year goal is to establish itself as the premier national leader in this mu ltibillion-dollar industry. To accomplish this goal, Century's Divisional Companies must be structured to handle the growth and have a clear direction in its marketing strategy. Alliances with other existing and successful national marketing groups must be made.

Century is confident that the foundation has already been built and implemented to accomplish this monumental task. Leadership of each company is in place. Organizational structure has prepared each company for expected growth while marketing efforts have already positioned the divisions to see phenomenal national activity. Contracts are in place and ready to be implemented. New marketing offices are being opened across the country with management and sales training currently taking place. Contractual alliances are under negotiation with several national sales and marketing organizations that promise to produce immediate activity. All this leaves Century confident that it will see a burst of sales activity beginning in the latter half of this year dramatically expanding to reach Century's three-year projections.

Organization Structure and Summary

United Savings Alliance, Inc., (USA), located in Houston, is the not-for-profit member association that has leveraged its large national membership numbers to solidify its contracts with provider networks and enhance its membership benefits to be the best of its kind in the nation.

USAone Financial Group, Inc., (UFGI), located in Houston, Texas, has structured itself to be the premier administration and Service Company for member services in the country. USAone services and administrates for all of United Savings Alliance's existing and new members, marketing organizations and agents. USAone operates and maintains for USA members and representatives, 24-hour member access to utilization and provider information. This service is accomplished by using state-of-the-art, voice prompted, IVR technology and self-replicating, E-Commerce Internet sites. USAone also administrators all accounting and monies for members, sales organizations, and sales representatives. USAone is continually expanding its data processing and informational capabilities with a staff of in-house programmers and outside contractual consultants. USAone operates, during normal business hours, a highly trained member "Help Desk" that is staffed and capable of handling thousands of member phone calls daily. In addition, USAone maintains its own fulfillment capabilities as well as full design and graphics department.

International Retail Marketing Associates, Inc., (IRMA), home office is located in Columbia, South Carolina, and is responsible for the marketing of all non-insurance member benefits programs. IRMA markets membership benefits through two divisions.

Wholesale Division

The Wholesale Division markets primarily to insurance companies, large national associations, marketing organizations, financial institutions or church groups. Currently, IRMA has contracted with two national Church Groups, Heart of the Matter and Partners for Economic Development. Both groups plan to introduce in the Summer of 2000, a customized membership benefit program. They represent a combined national church membership of over 13 million households.

Heart of the Matter has secured financing for the leasing of 1,000,000 computers to be offered to the children of church members, including low-income families, and to be financed in one package with USA's most comprehensive member benefit program and three years of pre-paid Filtered Internet Service.

Partners for Economic Development has completed the design and printing of all brochures and enrollment materials with plans to introduce their unique package of benefits and services to 22,000 church pastors and leaders at their next national convention.

The Direct Retail Marketing Division

The Direct Retail Marketing Division of IRMA is active in securing marketing groups all over the country to market its new PlanUSA benefits package. Most significantly, IRMA is currently negotiating with a fortune 100 Insurance Company to train and service 55,000 of its 165,000 agents as a test to measure the viability of membership benefit marketing in their system. This company has immense financial and support resources to compliment an unprecedented sales tract-record in the insurance industry. Century leadership is convinced that this insurance company's commitment to market the USAone membership benefits program would, not only bring huge financial rewards to all Century divisions, but would also guarantee national recognition to the USAone benefits program. This infusion of resources would clearly establish USAone as the premier provider of ancillary benefits and services in the nation. Negotiations expect to be completed by late Summer of 2000 and delivery of products, training and marketing materials would soon follow.

Several other large sales organizations are either in negotiations or have reached agreements with IRMA to form national marketing alliances. These alliances bring mutual financial rewards a synergy of services and products. On such agreement of note is the alliance with ASAP, an Internet provider, services and marketing group aligned with AT&T. This unique organization provides customized private label, filtered ISP sites for school districts, colleges, associations, church groups, financial organizations, government institutions and large employer groups. Agreements have been put into place to combine the marketing efforts of both sales organizations to agent/agency that represents the ONEcard concept. This system of marketing to employer groups produces 10 times the number of commissionable dollars for the representative and most importantly, gives the agent a real possibility to sell every employee in the company. This is dramatically different from the Cafeteria marketing approach, which produces sales with only one third of every employee seen.

Web Technology Division

Beverly L. Valore serves as Chief Information Officer for CNTI. Mrs. Valore has a Masters of Science Degree from Drexel University and a J.D. Degree from Rutgers Law School and is a member of the New Jersey Bar and admitted to practice law in the United States District Court. She also holds a Certification from the State of New Jersey to teach comprehensive science in the school systems. Mrs. Valore has extensive experience in computer software applications, especially in the law office setting. She

CNTI has entered into a joint venture agreement with Cybercourt (TM) Systems, Inc. (hereinafter referred to as "CSI"), to develop the Cybercourt (TM).

Cybercourt (TM) is a market place in cyberspace that provides a Virtual Private Community, (Private Virtual Net), for professionals and small/medium sized business.

CSI provides a core of solution developers, webmasters, data-base managers, data entry clerks, maintenance, hardware and software that services the Private Virtual Community, (hereinafter referred to as "PVC"), and also has the capacity to be an application service provider. An Intranet and collaborating Extranet creates Providers, Vendors and Subscribers with a secure private environment for information and commerce. Subscribers, such a patients, clients or customers using Web Technology can enter th ly fee. Providers such as doctors, lawyers or businesses access information or e-commerce activities from the Intranet as well as have access to data management services. This is a negotiated annual or monthly fee. Vendors collaborate on the Extranet and provide revenues to Century, which acts as a reseller. In addition, advertising revenues are generated from the Extranet and Intranet. cts as a reseller. In addition, advertising revenues are generated from the Extranet and Intranet.

Century is uniquely positioned to implement the Cybercourt(TM) because of its affiliation with USA One and the 500,000 Provider base.

In addition, CNTI has entered into a letter of intent with a Dallas based company to provide distribution of the creation of Virtual Internet Service Provider portals for affinity groups.

The Web Technology Division is also developing the infrastructure and information matrix for Preferred Attorney Network, ("PAN"), which will be launched in the latter part of the year 2000.

Item 8. Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 1999 AND 1998

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CENTURY INDUSTRIES, INC.

CENTURY INDUSTRIES, INC.

Index to Financial Statements

Page
Report of Independent Certified Public Accountants	F-3
Balance Sheet at December 31, 1999 and 1998	F-4
Statements of Losses for the year ended December 31, 1999 and the period March 1, 1998 (date of inception) through December 31, 1998	F-6
Statements of Deficiency in Stockholders' Equity for the year ended December 31, 1999 and the period March 1, 1998 (date of inception) through December 31, 1998	F-7
Statements of Cash Flows for the year ended December 31, 1999 and the period March 1, 1998 (date of inception) through December 31, 1998	F-8
Notes to Financial Statements	F-9 to F-18

STEFANOU & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS
1360 Beverly Road
Suite 305
McLean, VA 22101-3621
703-448-9200
703-448-3515 (fax)
Philadelphia, PA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Century Industries, Inc.
Linwood, New Jersey

We have audited the accompanying balance sheets of Century Industries, Inc. of December 31, 1999 and 1998 and the related statements of losses, stockholders' equity (deficit), and cash flows for the year ended December 31,1999 and the period March 1, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the taking of the physical inventories at December 31, 1999 and 1998 (stated at $ 409,975 and $208,132, respectively), since those dates were prior to the time we were initially engaged as auditors for the Company. We were unable to satisfy ourselves about inventory quantities by means of other auditing procedures.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventories taken as of December 31, 1999 and 1998 , the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Century Industries, Inc. as of December 31, 1999 and 1998, the results of operations and its cash flows for the year then ended and the period March 1, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STEFANOU & COMPANY, LLP
Stefanou & Company, LLP
Certified Public Accountants

McLean, Virginia
April 28, 2000

CENTURY INDUSTRIES, INC. BALANCE SHEET DECEMBER 31, 1999 AND 1998
	1999	1998
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 9,754	$ 99,447
Inventory, at cost	409,975	208,129
Total current assets	419,729	307,576
PROPERTY AND EQUIPMENT-AT COST:
Computer equipment and software	107,092	107,092
Furniture, equipment and leasehold improvements	2,597	2,597
	109,689	109,689
Less accumulated depreciation	29,578	10,831
	80,111	98,858
OTHER ASSETS:
Customer list, less accumulated amortization of $223,979 in 1999 and $5,312 in 1998 (Note D)	432,021	650,688
	$ 931,861	$ 1,057,122
See accompanying notes to consolidated financial statements

CENTURY INDUSTRIES, INC. BALANCE SHEET DECEMBER 31, 1999 AND 1998
	1999	1998
LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 777,388	$ 215,500
Bonds payable (Note C)	637,500	282,500
Current maturities of capital lease obligations (Note I)	20,352	20,352
Advances from stockholders	302,923	-
Total current liabilities	1,738,163	518,352
CAPITAL LEASE OBLIGATIONS, less current portion	41,104	65,827
COMMITMENTS AND CONTINGENCIES (Note I)	-	-
STOCKHOLDERS' EQUITY (DEFICIT)(NOTE H)
Preferred stock, $.001 par value , 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock , $.001 par value, 200,000,000 shares authorized; 97,586,131 issued	97,586	97,586
Additional paid in capital	747,350	715,219
Accumulated deficit	(1,692,342)	(339,862)
Stockholders' equity (deficit)	(847,406)	472,943
	$ 931,861	$ 1,057,122
See accompanying notes to consolidated financial statements

CENTURY INDUSTRIES, INC. STATEMENTS OF LOSSES YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD MARCH 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998
	1999	1998
Revenues:
Sales	$ 1,384,571	$ 143,220
Cost of sales:	1,021,350	68,686
Gross profit	363,221	74,534
Operating expenses:
Selling, general and administrative	1,408,603	366,848
Depreciation and amortization	237,414	31,405
Interest	41,232	16,143
Operating expenses	1,687,250	414,396
Loss from operations	(1,324,029)	(339,862)
Net loss before income taxes	(1,324,029)	(339,862)
Income (taxes) benefit	-	-
Net loss	$ (1,324,029)	$ (339,862)
Loss per share , basic and diluted	$ ( .01)	$ ( .00)
Weighted average common shares outstanding (Note J)	97,586,131	97,586,131
See accompanying notes to consolidated financial statements

CENTURY INDUSTRIES, INC. STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD MARCH 1, 1998 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998
	Common Stock Shares	Stock Amount	Additional Paid-in-Capital	Accumulated Deficit	Total
Balance at inception, as restated for recapitalization	85,000,000	$ 85,000	$ -	$ -	$ 85,000
Shares issued in exchange for cash, net of costs	-	-	52,500	-	52,500
Shares issued in exchange for debt	-	-	62,500	-	62,500
Shares issued in exchange services	-	-	9,460	-	9,460
Shares issued in exchange for assets	-	-	590,759	-	590,759
Shares retained by former Century shareholders	12,586,131	12,586	-	-	12,586
Net loss	-	-	-	(339,862)	(339,862)
Balance at December 31, 1998	85,000,000	97,586	715,219	(339,862)	472,943
Shares issued in exchange for cash, net of costs	-	-	19,650	-	19,650
Shares issued in exchange for debt	-	-	12,481	-	12,481
	-	-	-
Net loss	-	-	-	(1,352,480),	(1,352,480)
Balance at December 31, 1999	97,586,131	$ 97,586	$ 747,350	$ (1,692,342)	$ (847,406)
See accompanying notes to consolidated financial statements

CENTURY INDUSTRIES, INC. STATEMENTS OF CASH FLOWS YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD MARCH 1, 1998 (DATED OF INCEPTION) THROUGH DECEMBER 31, 1998
	1999	1998
Increase (decrease) in cash and equivalents
Cash flows from operating activities
Net loss for the year	$ (1,352,480)	$ (339,862)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	237,414	16,143
(Increase) decrease in: Inventory	(201,843)	(208,132)
Increase (decrease) in: Accounts payable and accrued expenses, net 561,888 215,500
Net cash (used) provided by operating activities	(755,021)	(316,351)
Cash flows used in investing activities:
Capital expenditures	(15,946)	(759,934)
Net cash used in investing activities	(15,946)	(759,934)
Cash flows used in financing activities:
Repayment of capital leases	(24,724)	-
Issuance of stock in connection with asset purchase and other , net	-	754,552
Advances from shareholders and other	331,348	-
Proceeds from capital leases	-	86,180
Proceeds from bonds, net	355,000	282,500
Proceeds form issuance of common stock	19,650	52,500
Net cash, provided (used) in financing activities	681,274	1,175,732
Net (decrease) increase in cash and equivalents	(89,693)	99,447
Cash and equivalents at beginning of year	99,447	-
Cash and equivalents at end of year	$ 9,754	$ 99,447
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$ 4,975	$ 4, 975
Cash paid during the year for taxes	$ -	$ -
Non-cash financing activities
Common stock issued for services	$ -	$ 9,460
Issuance of common stock in exchanged for debt	12,481	62,500

See accompanying notes to consolidated financial statements

CENTURY INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 and 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies of Century Industries, Inc (hereinafter " Century" or the 'Company") is presented to assist in understanding the accompanying financial statements. The financial statements and notes are representations of the management of Century which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Business and Basis of Presentation and Sale of Company's Assets

Century Industries, Inc. (the " Company" or "Century") was incorporated in the District of Columbia in 1993 and until December 30, 1999, was the parent holding company for its subsidiaries, Century Steel Products, Inc., Scibal Associates, Inc., U.S. Insurance Brokers, Inc., and USIB Holdings Limited Partnership.

Effective December 30, 1999, Century effected a business combination with Worldwide Network, Inc. (" Worldwide")., a privately-held corporation. Worldwide markets and distributes nutritional products through marketing representatives. Under the terms of the agreement, Century, which had 3,782,680 shares of Class A and 5,166,998 shares of Class B common shares outstanding, issued 85,000,000 unregistered shares of its common stock in exchange for all of the outstanding and common stock of Worldwide. As a result of the transaction, the shareholders of Worldwide received stock representing approximately 90.5 % of Century, thereby effecting a change in control of Century.

Concurrent with the business combination on December 30, 1999, the Century's shareholders voted to vend s all of its assets to Globespan Technologies PLC for 1,800,000 shares of Globespan Technologies PLC. The shares will be distributed at 1p (Irish) to the Company's shareholders.

Such a business combination has been accounted for as a reverse acquisition. In accordance with APB Opinion 16, Worldwide is considered the acquiring entity . As a result, historical financial information for periods prior to the date of the transaction is that of Worldwide . However, the capital structure for all periods presented has been restated to reflect the capital structure of Century as the legal acquirer. Goodwill was not recorded in the merger since the transaction was the equivalent to the issuance of stock by Worldwide for the net monetary assets of Century after sale of its assets.

Revenue Recognition

The Company follows a policy of recognizing sales upon the shipment of its nutritional products net of applicable provisions for returns and allowances.

CENTURY INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998 AND 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of nutritional products available for resale to independent marketing representatives and distributors. Inventories at December 31, 1999 and 1998 are comprised of the following:

	1999	1998
Beta nutritional products	$ 409,975	$ 208,132

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 1999 and 1998, advertising costs were $ 17,570 and $ 15,551, respectively.

Property and Equipment

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (five years for furniture, fixtures and equipment and software). The straight-line method of depreciation is also used for tax purposes.

Intangible Assets

Intangible assets consist of customer lists, which are amortized using the straight line method over a three year period, which management considers to be the useful life of the asset. Organization costs incurred after December 31, 1999 will be expensed as incurred in accordance with AICPA Statement of Position 98-5.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

CENTURY INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the southeastern area of the United States and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company had no accounts receivable at December 31, 1999.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

CENTURY INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,352,480 during the year ended December 31, 1999 and $ 339,862 during the year ended December 31, 1998. The Company's current liabilities exceeded its current assets by $ 1,318,434 as of December 31, 1999. At December 31, 1999 a substantial portion of all of the Company's assets are illiquid.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other -Post Employment Benefits ("SFAS 132") in the year ended December 31, 1999. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of December 31, 1999.

New Accounting Pronouncements (Continued)

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

CENTURY INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended December 31, 1999. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrant's have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 1999 and 1998 relating to the adoption of this standard.

NOTE B-BUSINESS DIVESTITURE

On December 30, 1999, the Company's shareholders voted to vend all of its assets to Globespan Technologies PLC for 1,800,000 shares of Globespan Technologies PLC. The shares were distributed at 1p (Irish) to the Company's shareholders. The Company recorded the transaction as a distribution to the Century shareholders.

CENTURY INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998

NOTE C-BONDS PAYABLE

Bonds payable at December 31, 1999 and 1998 consists of the following:

	1999	1998
Bonds payable with interest at 13% per annum, unsecured; bond principal plus accrued interest , if any, may be converted to the Company's common stock at the option of the holder at $.50 per share	$ 265,000	265,000
Bonds payable with interest at 11% per annum, unsecured; bond principal plus accrued interest , if any, may be converted to the Company's common stock at the option of the holder at $1.00 per share	17,500	17,500
Bonds payable with interest at 9 % per annum, unsecured; bond principal plus accrued interest , if any, may be converted to the Company's common stock at the option of the holder at $1.00 per share	355,000	-
	$ 637,500	$ 282,500

The Company is in default under all the terms and conditions of the bonds outstanding at December 31, 1999.

NOTE D-INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets, which is comprised of customer lists, at December 31, 1999 and 1998 are summarized as follows:

	1999	1998
Customer lists	$ 656,000	$ 656,000
Less: accumulated amortization	223,979	5,312
	$ 432,021	$ 650,688

Amortization expense included as a charge to income amounted to $ 218,667 and $ 5,312 for the year ended December 31, 1999 and 1998, respectively.

NOTE E-STOCK OPTIONS AND WARRANTS

The Company does not have a formal stock option plan.

CENTURY INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE F-INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $1,600,000 which expire through 2015. The deferred tax asset related to the carryforward is approximately $ 550,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of December 31, 1999 are as follows:

Non Current:
- Net operating loss carryforward	$ 550,000
- Valuation allowance	550,000
Net deferred tax asset	$ -

NOTE G-MAJOR CUSTOMERS

No customer accounted for more than 5% of the Company's sales for he year ended December 31, 1999 and 1998.

NOTE H - CAPITAL STOCK

On December 31, 1999 the Company's authorized capital stock was 200,000,000 shares of common stock, par value $.001 per share and 1,000,000 shares of preferred stock, par value $.001 per share. On that date the Company had outstanding 97,586,131 shares of common stock and no shares of preferred stock.

CENTURY INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998

NOTE I-COMMITMENTS AND CONTINGENCIES

Lease Commitments

An entity owned by a Century stockholder provides office space, clerical support, telecommunications and computer services to the Company at no cost to the Company.

Computer equipment and software includes the following amounts for capitalized leases at December 31, 1999 and 1998, respectively:

	1999	1998
Computer equipment and software	$ 90,471	$ 90,471
Less: accumulated depreciation an amortization	28,221	10,127
	$ 62,250	$ 80,344

Future minimum lease payments required under the capital leases are as follows:

2000	$ 33,468
2001	33,468
$ 66,936
Less amount representing interest	5,480
Present value of future minimum lease payment	61,456
Less current portion	20,352
Long- term portion	$ 41,104

As of December 31, 1999, the Company had computer equipment and software purchased under non-cancelable leases with an original cost of $ 90,741. Amortization of $ 28,221 and $ 10,127 has been charged to operations as of December 31, 1999 an 1998, respectively.

CENTURY INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 1999 AND 1998

NOTE I-COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation

In December, 1999, Jenkon, Inc. filed a complaint in the Superior Court of the State of Washington, Clark County . The Complaint seeks payment for software provided to the Company in the amount of $.30,000. The Complaint was subsequently dismissed and the Company and Jenkon, Inc. agreed to mediation and arbitration of the dispute. The Company acknowledges that it is indebted to the Company for software provided, however disputes the amount owed. The Company believes that it has meritorious defenses, as well as affirmative claims against Jenkon, Inc.. The Company believes that the outcome of the arbitration will not in any material adverse effect on the Company's financial position , results of operations or liquidity.

NOTE J-LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	1999	1998
Net loss available for common shareholders	$(1,352,480)	$ (339,862)
Basic and fully diluted loss per share	$ (.01)	$ (.00)
Weighted average common shares outstanding (basic and diluted)	97,586,131	97,586,131

Net income per share is based upon the weighted average number of shares of common stock outstanding. In December, 1999, the Worldwide shareholders recapitalized the Company (See Note A). Accordingly, all historical weighted average share and per share amounts have been restated to reflect this business combination.

NOTE K-RELATED PARTY TRANSACTIONS

As of December 31, 1999 and 1998, the Company's principal shareholder advanced funds to the Company for working capital purposes. Such advances are non-interest bearing and have no specific repayment terms.

The Company's Board of Directors has agreed that, subject to the Company's improved financial condition, the Company's Chairman and Chief Executive Officer will each receive $500,000 in additional compensation, or the equivalent of options to purchase the Company's common stock. The terms of the options to be granted, if any, will be determined by the Company's Executive Committee. The accompanying financial statements do not include an accrual for the additional compensation.

CENTURY INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE L- INTEREST EXPENSE

Interest cost, none of which was capitalized, was approximately $ 69,782 and $ 16,143 for the years ended December 31, 1999 and 1998, respectively.

NOTE M- EMPLOYEE STOCK OPTION PLAN

Effective January 1, 1997, the Company adopted a key Employee Stock Option Plan (ESOP). There was no activity in the ESOP since inception.

NOTE N-GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 1999 and 1998, the Company incurred losses from operations of $ 1,352,480 and $ 339,862 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of it's liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY INDUSTRIES, INC.

Signature	Title	Date
/s/ Carl J. Valore	President, Chief Executive Officer	May 2, 2000
Carl J. Valore	and Director (Principal Executive Officer)
/s/ Wade Cordell Wade Cordell	Chairman of the Board and Director	May 2, 2000
/s/ Thomas L. Murphy	Chief Financial Officer and Director	May 2, 2000
Thomas L. Murphy	(Principal Financial and Accounting Officer)