Form 10KSB40/A
period 1999-12-31
CENTURY INDUSTRIES INC /DC/
filed 2000-05-04
CIK 355701

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    10-KSB/A
                                AMENDMENT NO. 1
                               Dated May 3, 2000

       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the Calendar Year Ended December 31, 1999

                        Commission File Number: 1-13327

                            CENTURY INDUSTRIES, INC.
             (Exact Name of Registrant as specified in its charter)
--------------------------------------------------------------------------------

    District of Columbia                                   54-1666769
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation of organization)                     Identification No.)

--------------------------------------------------------------------------------

    2106 New Road
    Linwood Commons, Suite C4
    Linwood, NJ                                              08221
    (Address of principal executive offices)               (Zip Code)

              Registrant's telephone number, including area code:
                                 (609) 601-2300

--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                    Common Stock, par value $.001 per share.

          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $.001 per share.

Title of each class                             Name of each exchange on
                                                which registered

Century Industries, Inc.                             NASDAQ Bulletin Board
Class A Common Voting

         Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                    (1)     Yes  _X_   No ___
                                    (2)     Yes  _X_   No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained in any amendment to this Form 10-KSB. _X_

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

         The range of bid/asked information for the Company's voting shares for each quarter of the last year (1999), as reported by NASDAQ OTC:BB are as follows:

    First Quarter          Second Quarter           Third Quarter           Fourth Quarter
    -------------          --------------           -------------           --------------
  Low          High       Low          High       Low          High       Low          High
--------     --------   --------     --------   --------     --------   --------     ---------
25 cents     50 cents   25 cents     50 cents   25 cents     50 cents   25 cents      50 cents

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

                            ORGANIZATIONAL ANALYSIS

         Century has positioned itself to absorb the anticipated massive national growth in the membership marketing industry. The membership marketing divisions's three-year goal is to establish itself as the premier national leader in this multibillion-dollar industry. To accomplish this goal, Century's Divisional Companies must be structured to handle the growth and have a clear direction in its marketing strategy. Alliances with other existing and successful national marketing groups must be made.

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

                            WEB TECHNOLOGY DIVISION

         Beverly L. Valore serves as Chief Information Officer for CNTI. Mrs. Valore has a Masters of Science Degree from Drexel University and a J.D. Degree from Rutgers Law School and is a member of the New Jersey Bar and admitted to practice law in the United States District Court. She also holds a Certification from the State of New Jersey to teach comprehensive science in the school systems. Mrs. Valore has extensive experience in computer software applications, especially in the law office setting. She has served on the Board of Public Companies and the American Trial Lawyers Association. She is President of Cybercourt Systems, Inc., (hereinafter referred to as "CSI"), a New Jersey Corporation, which has a proprietary interest in Cybercourt(TM).

         CNTI has entered into a joint venture agreement with Cybercourt(TM) Systems, Inc. (hereinafter referred to as "CSI"), to develop the Cybercourt(TM).

         Cybercourt(TM) is a market place in cyberspace that provides a Virtual Private Community, (Private Virtual Net), for professionals and small/medium sized business.

         CSI provides a core of solution developers, webmasters, data-base managers, data entry clerks, maintenance, hardware and software that services the Private Virtual Community, (hereinafter referred to as "PVC"), and also has the capacity to be an application service provider. An Intranet and collaborating Extranet creates Providers, Vendors and Subscribers with a secure private environment for information and commerce. Subscribers, such a patients, clients or customers using Web Technology can enter the PVC for a nominal annual or monthly fee. Providers such as doctors, lawyers or businesses access information or e-commerce activities from the Intranet as well as have access to data management services. This is a negotiated annual or monthly fee. Vendors collaborate on the Extranet and provide revenues to Century, which acts as a reseller. In addition, advertising revenues are generated from the Extranet and Intranet.

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

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 1999 AND 1998

                        FORMING A PART OF ANNUAL REPORT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                            CENTURY INDUSTRIES, INC.

                            CENTURY INDUSTRIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

Statements of Cash Flows for the year ended December 31, 1999 and the period
March 1, 1998 (date of inception) through December 31, 1998                                   F-8

Notes to  Financial Statements                                                        F-9 to F-18

                            STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                               1360 Beverly Road
                                   Suite 305
                             McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)

                                                               Philadelphia, PA
--------------------------------------------------------------------------------

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Industries, Inc. as of December 31, 1999 and 1998, the results of its operations and its cash flows for the year ended December 31, 1999 and the period March 1, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

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

                                          /s/ STEFANOU & COMPANY, LLP
                                              -----------------------
                                              Stefanou & Company, LLP
                                              Certified Public Accountants
                                              McLean, Virginia
                                              April 28, 2000

                            CENTURY INDUSTRIES, INC.
                                 BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

                                                                                  1999            1998
                                                                                  ----            ----
                  ASSETS

CURRENT ASSETS:
         Cash and equivalents                                                  $  9,754       $   99,447
         Inventory, at cost                                                     409,975          208,129
                                                                               --------       ----------
         Total current assets                                                   419,729          307,576

PROPERTY AND EQUIPMENT-AT COST:
         Computer equipment and software                                        107,092          107,092
         Furniture, equipment and leasehold improvements                          2,597            2,597
                                                                               --------       ----------
                                                                                109,689          109,689
         Less accumulated depreciation                                           29,578           10,831
                                                                               --------       ----------
                                                                                 80,111           98,858

OTHER ASSETS:

         Customer list, less accumulated amortization of $223,979 in
1999 and  $5,312 in 1998 (Note D)                                               432,021          650,688
                                                                               --------       ----------
                                                                               $931,861       $1,057,122
                                                                               --------       ==========

          See accompanying notes to consolidated financial statements

                            CENTURY INDUSTRIES, INC.
                                 BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

                                                                           1999             1998
                                                                           ----             ----
         LIABILITIES

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                        $     777,388      $   215,500
         Bonds payable (Note C)                                             637,500          282,500
         Current maturities of capital lease obligations  (Note I)           20,352           20,352
         Advances from stockholders                                         302,923                -
                                                                      -------------     ------------

                  Total current liabilities                               1,738,163          518,352

CAPITAL LEASE OBLIGATIONS, less current portion                              41,104           65,827

COMMITMENTS AND CONTINGENCIES (Note I)                                            -                -

STOCKHOLDERS' EQUITY (DEFICIT)(NOTE H)
         Preferred stock,  $.001 par value, 1,000,000 shares
         authorized, no shares issued and outstanding                             -                -
         Common stock,  $.001 par value, 200,000,000
         shares
         authorized;  97,586,131 issued                                      97,586           97,586
         Additional paid in capital                                         747,350          715,219
         Accumulated deficit                                            (1,692,342)        (339,862)
                                                                      -------------     ------------
         Stockholders' equity (deficit)                                  ( 847,406)          472,943
                                                                      -------------     ------------

                                                                         $  931,861     $  1,057,122
                                                                      =============     ============

          See accompanying notes to consolidated financial statements

                            CENTURY INDUSTRIES, INC.
                              STATEMENTS OF LOSSES
 YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD MARCH 1, 1998 (DATE OF INCEPTION)
                           THROUGH DECEMBER 31, 1998

                                                                                             1999               1998
                                                                                             ----               ----
Revenues:

              Sales                                                                    $   1,384,571         $   143,220

Cost of sales:                                                                             1,021,350              68,686
                                                                                         -----------         -----------
              Gross profit                                                                   363,221              74,534

Operating expenses:
             Selling, general and administrative                                           1,408,603             366,848
             Depreciation and amortization                                                   237,414              31,405
             Interest                                                                         41,232              16,143
                                                                                         -----------         -----------
             Operating expenses                                                            1,687,250             414,396
                                                                                         -----------         -----------
             Loss from operations                                                        (1,324,029)           (339,862)
                                                                                         -----------         -----------

Net loss before income taxes                                                             (1,324,029)           (339,862)
              Income (taxes) benefit                                                               -                   -
                                                                                         -----------         -----------

Net loss                                                                              $ ( 1,324,029)        $ ( 339,862)
                                                                                      ==============        ------------

Loss per share , basic and diluted                                                    $     (   .01)        $     ( .00)
Weighted average common shares outstanding
      (Note J)                                                                            97,586,131          97,586,131


          See accompanying notes to consolidated financial statements

                            CENTURY INDUSTRIES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD MARCH 1, 1998
                 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1998

                                   Common
                                   Stock       Stock             Additional       Accumulated
                                   Shares      Amount         Paid-in-Capital       Deficit              Total
                                   ------      ------         ---------------    --------------          -----
Balance at inception, as
restated for
recapitalization                   85,000,000      $  85,000  $              -     $          -  $ 85,000
Shares issued in exchange
for cash, net of costs                      -              -            52,500                -                 52,500
Shares issued in exchange
for debt                                    -              -            62,500                -                 62,500
Shares issued in exchange
services                                    -              -             9,460                -                  9,460
Shares issued in exchange
for assets                                  -              -           590,759                -                590,759
Shares retained by former
Century shareholders               12,586,131         12,586                 -                -                 12,586
Net loss                                    -              -                 -        (339,862)              (339,862)
                               --------------  -------------    --------------   --------------      -----------------

Balance at December 31, 1998       85,000,000         97,586           715,219        (339,862)                472,943
Shares issued in exchange
for cash, net of costs                      -              -            19,650                -                 19,650
Shares issued in exchange
for debt                                    -              -            12,481                -                 12,481
                                                           -                 -                -

Net loss                                    -              -                 -     (1,352,480),            (1,352,480)
                               --------------  -------------    --------------   --------------      -----------------

Balance at December 31, 1999       97,586,131  $      97,586    $      747,350   $  (1,692,342)      $       (847,406)
                               ==============  =============    ==============   ==============      =================

          See accompanying notes to consolidated financial statements

                            CENTURY INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
           YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD MARCH 1, 1998
                 (DATED OF INCEPTION) THROUGH DECEMBER 31, 1998

                                                                                                       1999              1998
                                                                                                       ----              ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities
         Net loss for the year                                                                      $(1,352,480)      $ (339,862)
         Adjustments to reconcile net earnings to net cash
                  provided by operating activities:
                  Depreciation and amortization                                                          237,414           16,143
                  (Increase) decrease in:
                           Inventory                                                                   (201,843)        (208,132)
                  Increase (decrease) in:
                           Accounts payable and accrued expenses, net                                    561,888          215,500
                                                                                                    ------------      -----------
         Net cash (used) provided by operating activities                                              (755,021)        (316,351)
Cash flows used in investing activities:
         Capital expenditures                                                                           (15,946)        (759,934)
                                                                                                    ------------      -----------
          Net cash used in investing activities                                                         (15,946)        (759,934)
                                                                                                    ------------      -----------
Cash flows used in financing activities:
          Repayment of capital leases                                                                   (24,724)                -
          Issuance of  stock in connection with asset purchase and other , net                                 -          754,552
         Advances from shareholders and other                                                            331,348                -
          Proceeds from capital leases                                                                         -           86,180
         Proceeds from bonds, net                                                                        355,000          282,500
         Proceeds form issuance of common stock                                                           19,650           52,500
                                                                                                    ------------      -----------
         Net cash, provided (used) in financing activities                                               681,274        1,175,732
                                                                                                    ------------      -----------
         Net (decrease) increase in cash and equivalents                                                (89,693)           99,447
Cash and equivalents at beginning of year                                                                 99,447                -
                                                                                                    ------------
Cash and equivalents at end of year                                                                 $      9,754      $    99,447
                                                                                                    ============      ===========

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for interest                                                              $      4,975           4, 975
Cash paid during the year for taxes                                                                 $          -      $         -
Non-cash financing activities
             Common stock issued for services                                                       $          -      $     9,460
             Issuance of common stock in exchanged for debt                                               12,481           62,500

          See accompanying notes to consolidated financial statements

                            CENTURY INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies of Century Industries, Inc (hereinafter "Century" or the 'Company") is presented to assist in understanding the accompanying financial statements. The financial statements and notes are representations of the management of Century which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                            CENTURY INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998 AND 1998

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventories consist of nutritional products available for resale to independent marketing representatives and distributors. Inventories at December 31, 1999 and 1998 are comprised of the following:

                                               1999                        1998
                                               ----                        ----
Beta nutritional products                   $ 409,975                  $  208,132

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

                            CENTURY INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND 1

NOTE C-BONDS PAYABLE

Bonds payable at December 31, 1999  and 1998  consists of the following:

                                                                                         1999                1998
                                                                                         ----                ----
Bonds  payable with interest at 13%  per annum, unsecured; bond principal plus accrued interest , if any, may be converted to the Company's common
stock at the option of the holder at $.50 per share                                 $      265,000             265,000
Bonds payable with interest at 11% per annum, unsecured; bond principal plus accrued interest , if any, may be converted to the Company's common
stock at the option of the holder at $1.00 per share                                        17,500              17,500
Bonds  payable with interest at  9 %  per annum, unsecured; bond principal plus accrued interest , if any, may be converted to the Company's common
stock at the option of the holder at $1.00 per share                                       355,000                   -
                                                                                    --------------     ---------------

                                                                                    $      637,500     $       282,500
                                                                                    ==============     ===============

The Company is in default under all the terms and conditions of the bonds outstanding at December 31, 1999.

NOTE D-INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets, which is comprised of customer lists, at December 31, 1999 and 1998 are summarized as follows:

                                           1999           1998
                                           ----           ----
Customer lists                          $   656,000     $  656,000
Less: accumulated amortization              223,979          5,312
                                        -----------     ----------
                                        $   432,021     $  650,688
                                        ===========     ==========

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

Components of deferred tax assets as of December 31, 1999 are as follows:

Non Current:
       Net operating loss carryforward             $    550,000
       Valuation allowance                              550,000
                                                   ------------
Net deferred tax asset                             $          -
                                                   ============

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

Computer equipment and software includes the following amounts for capitalized leases at December 31, 1999 and 1998, respectively:

                                                              1999                      1998
                                                              ----                      ----
Computer equipment and software                               $ 90,471                  $  90,471

Less: accumulated depreciation an amortization                  28,221                     10,127
                                                              --------                   --------

                                                              $ 62,250                   $ 80,344
                                                              ========                   ========

Future minimum lease payments required under the capital leases are as follows:

                  2000                                                           $ 33,468
                  2001                                                             33,468
                  ----                                                             ------

                                                                                 $ 66,936

                   Less amount representing interest                                5,480
                                                                                    -----
                   Present value of future minimum lease payment                   61,456
                    Less current portion                                           20,352
                                                                                   ------
                  Long- term portion                                             $ 41,104
                                                                                 ========

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

NOTE J-LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                                   1999             1998
                                                                   ----             ----
Net loss available for common shareholders                     $(1,352,480)     $ ( 339,862)
Basic and fully diluted loss per share                         $      (.01)     $      (.00)
Weighted average common shares outstanding
(basic and diluted)                                              97,586,131       97,586,131
                                                                ===========       ==========

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

                            CENTURY INDUSTRIES, INC.

         Signature                                Title                             Date
         ---------                                -----                             ----
/s/     Carl J. Valore              President, Chief Executive Officer          May 3, 2000
---------------------------         and Director  (Principal Executive
         Carl J. Valore             Officer)


/s/     Wade Cordell                Chairman of the Board and Director          May 3, 2000
---------------------------
         Wade Cordell

/s/   Thomas L. Murphy              Chief Financial Officer and Director        May 3, 2000
---------------------------         (Principal  Financial and Accounting
       Thomas L. Murphy             Officer)