Form 10-Q
period 2000-03-31
CENTURY INDUSTRIES INC /DC/
filed 2000-05-25
CIK 355701

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

10-QSB
Dated May 24, 2000

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

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

(1) Yes X No ___
(2) Yes X No ___

At March 31, 2000, 123,000,000 shares of the Registrant's $.001 par value common stock were issued and outstanding.

CENTURY INDUSTRIES, INC.

Part 1. FINANCIAL INFORMATION

Item 1. - Consolidated Financial Statements

CENTURY INDUSTRIES CONSOLIDATED BALANCE SHEET FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
	MARCH	DEC
	2000	1998
ASSETS
CURRENT ASSETS:
Cash & Equivilents	$17,912	$9,754
Inventory at Cost	426,357	409,975
Total current assets	444,269	419,729
Property and Equipment at Cost:
Computer Equipment and Software	107,092	107,092
Furniture, Equipment & Leasehold Improvements	2,597	2,597
	109,689	109,689
Less Accumulated Depreciation	(34,266)	(29,578)
	75,423	80,111
OTHER ASSETS:
Customer list less accumulated amortization of $ 251,313 in 2000 & $ 223,979 in 1999	404,687	432,021
TOTAL	$924,379	$931,861
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable & Accrued Expenses	$795,318	$777,388
Bonds Payable	637,500	637,500
Current Maturities of Capital Lease	7,020	20,352
Advances from Shareholders	395,223	302,923
Total current liabilities	1,835,061	1,738,163
Capital Lease obligation, Less current portion	49,140	41,104
Commitments & Contingencies	-	-
Total Liabilities	1,884,201	1,779,267
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized, 132,232,556 issued and outstanding in 2000 and 97,586,131 in 1999	132,232	97,586
Additional paid-in capital	747,350	747,350
Deficit	(1,839,404)	(1,692,342)
Total stockholders' equity	(959,822)	(847,406)
TOTAL LIABILITIES & CAPITAL	$924,379	$931,861
See Notes to Consolidated Financial Statements

CENTURY INDUSTRIES INC. CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2000 AND MARCH 31, 1999
	1999	1998
	(UNAUDITED)
REVENUES:	$126,602	$425,470
Cost of Sales	(38,700)	(140,947)
Gross Profit	87,902	284,523
EXPENSES:
Depreciation and amortization	32,021	32,021
Interest	4,159	10,308
Selling; General and Administration	198,785	268,070
Total expenses	234,965	310,399
OTHER INCOME	-	-
Income (Loss) from continuing operations before taxes and extraordinary item	(147,063)	(25,876)
Income tax expense	-	-
Income from continuing operations	(147,063)	(25,876)
Income (Loss) from discontinued operations	-	-
Basic (loss) earnings per common share:
Continued operations	$(0.00)	$(0.00)
Net (loss) income per share	$(0.00)	$(0.00)
Weighted average common shares outstanding	132,232,556	97,586,131
See Notes to Consolidated Financial Statements

CENTURY INDUSTRIES INC. CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
	MARCH 2000	MARCH 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(147,062)	$(25,876)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities: Depreciation and amortization	4,687	-
Inventory	(16,382)
(Increase) decrease in assets:
Accounts receivable	-	11,809
Other assets	-	(441,005)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	17,752	441,372
Loans Payable - Atlantic Funding	82,900	-
Shareholder Loan	9,400	-
Capital Lease obligation	(5,296)	-
Net cash (used in) provided by operating activities	(54,001)	(13,700)
CASH FLOWS FROM INVESTING ACTIVITIES:	-
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	(70,434)	14,650
Net cash provided by financing activities	(70,434)	14,650
(DECREASE) INCREASE IN CASH	(124,435)	950
CASH, BEGINNING	(9,754)	(99,447)
CASH, ENDING	$17,912	$100,400
Net Increase (Decrease) in Cash	8,158	953
See Notes to Consolidated Financial Statements

CENTURY INDUSTRIES INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2000
	Common stock SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT	STOCK HOLDERS' EQUITY
Balance December 31, 1999	$97,589,131	$97,586	$747,350	$(1,692,342)	$(847,406)
Issued Common Stock	$34,646,425	$34,646			$34,646
Net Income for three months ended 3/31/2000				(147,062)	(147,062)
Balance March 31, 2000	$132,235,556	$132,232	$747,350	$(1,839,404)	$(959,822)

Century Industries Inc. Computation of Earnings Per Common Stock for the three months period ended March 31, 2000 and March 31, 1999
	Three Months Ended March 31, 2000`	Three Months Ended March 31, 1999
Shares Outstanding	135,235,556.00	-
Weighted average shares outstanding	135,235,556.00	-
Net Income (Loss)	(147,063.00)	-
Total Net Income (Loss) Available for common stockholders	(147,063.00)	-
Basic and Diluted Earnings (Loss) per Share:
Earnings (Loss) Per Share	(0.00)

Item 2. Management's Discussion and Analysis of Financial Notes to Consolidate and Results of Operations

Century Industries, Inc.

Past Development

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Financial Statements and Notes thereto. This document may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Current Operations

The Registrant, is currently implementing the Plan of Reorganization as set forth in the 10-KSBA. (1) In the Membership Marketing Division, the Company, through its revenue sharing strategic alliance with USA One and IRMA, (discussed in the 10-KSBA), has been authorized to conduct pilot programs in the States of Nevada, Florida, Texas and Arizona through a Fortune 500 Company that is permitting these pilot programs to take place in a segment of its marketing operations having 68,000 Marketing Representatives. In addition, several major contracts have been finalized with affinity groups, who are purchasing the USA One Plan; (2) The Nutritional Division has continued contractual relations with a Fortune 500 Company with respect to the twelve (12) functional drinks developed by the Company in conjunction with Aloe Commodities, Inc., and the Company did receive a purchase order in the amount of $47,000 for nutritional products; and (3) The Web Technology Division has entered into an agreement with ASAP, a Texas-based Company, with respect to developing virtual Internet service provider portholes for affinity groups and also accessing the large provider network that is proprietary to USA One.

Revenues for the First Quarter have declined when compared with the First Quarter for 1999 in that, pursuant to the Plan of Reorganization, the network marketing business is now a small business unit under the Nutritional Division and an entirely new line of aloe products and a re-formulated Beta Glucan product is being developed as well as a new Compensation Plan for Marketing Representatives and the creation of the proprietary concept called "Downline Services". The network marketing small business unit also requires capital to continue the "Arena Network Marketing" program. Accordingly, since all of Century's revenues during the First Quarter of 1999 came from the Network Marketing Division, the downsizing of this Division and the re-focusing of Century into a Plan of Reorganization with an expanded (1) Nutritional Division; (2) Membership Marketing Division; and (3) Web Technology Division, has resulted in a decrease in revenues as the Company has refocused its core competency on larger, more productive markets and contractual opportunities.

First Quarter Operating Results

First Quarter 2000 revenues have decreased from $425,470 to $126,602, for a decrease of $298,868 or approximately seventy percent (70%). It should be noted that a consignment having a value of approximately $885,000 on which there has been part-performance occurring after the end of the Quarter in the amount of $47,000, is not included in the First Quarter Financial Statements. Assuming there would be full performance on this consignment, the accrued revenues for the First Quarter would be approximately one hundred twenty percent (120%) greater than the First Quarter of 1999. Since this is a subsequent event, it is not included in the First Quarter Financial Analysis. However, the negotiations resulting in this consignment sale took place during the First Quarter. First Quarter loss before taxes for the year 2000 was $118,510 as compared to $25,876 for the First Quarter of 1999.

First Quarter Consolidated Assets and Capital Growth

The Company's assets decreased from $931,861 in 1999 to $924,379 for the First Quarter of the year 2000. This decrease in assets is attributable to depreciation factors.

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2000, there was no material legal proceedings in which the Company is involved, either as plaintiff or defendant, except for a dispute with a vendor, Jenkon, Inc. This dispute is now in mediation and arbitration and will not have a material effect on the Company's business. (Disclosed in the 10-KSB filed on May 4, 2000). There are also two small claims actions having in dispute less than $12,000, which will also have no material effect on the Company's business.

In May of 1999, the New Jersey Bureau of Securities responded to a complaint that Worldwide Universal Health Network, Inc., had failed to make timely payment on a bond. The complaint was answered by management and supporting documents furnished to New Jersey Bureau of Securities.

In April, 2000, Healthrite, Inc. filed a Complaint in the Circuit County for Baltimore County, Maryland. The Complaint seeks $334,000 for alleged breach of contract. The Company denies liability in all respects and vigorously intends to defend the matter. In May, 2000, the Company caused the Complaint to be removed to the U.S. District Court for Maryland. The Company believes it has meritorious defenses as well as affirmative claims against Healthrite, Inc. In addition, the Company believes that the outcome of the litigation will not in any event have a material adverse effect on the company's financial position or results of operations.

Item 2. Change in Securities

NONE

Item 3. Defaults

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

Pursuant to management's Plan of Operations disclosed in the 10-KSB filed on May 4, 2000, the Company has continued contract negotiations with two Fortune 500 Companies, USA One and IRMA.

Item 6. Exhibits and Reports on form 8-K

(A) Exhibits

Exhibit 27. Financial Data Schedule

(B) Reports on Form 8-K

On January 19, 2000 the company filed on form 8-K reporting under item 4, a change in it's certifying accountants whereby Stefanou & Company, LLP was engaged as its certifying accountants.

On January 21, 2000 the company filed a current report on Form 8-K announcing the change and share in ownership of Century Industries by WorldWide Network Inc.

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