Form 10-Q
period 2000-06-30
CENTURY INDUSTRIES INC /DC/
filed 2000-08-28
CIK 355701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

CURRENT REPORT

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Date of Report:

June 30, 2000

Commission File Number: 1-13327

__________________Century Industries, Inc.____________________

Exact name of Registrant as specified in its charter)

_____Nevada____________________________________________54-1666769____________

(State of Incorporation) (I.R.S. ID Number)

2106 New Road, Suite C4

_____Linwood, NJ ________________________________08221________________

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

(1)Yes X No __

(2)Yes X_ No __

At August 14 23,699,712 shares of the Registrant's $.001 par value common stock were issued and outstanding.

Century Industries Inc.

Quarterly Report on Form 10-QSB for the Quarterly period ending June 30, 2000

Table of Contents
PART I. Financial Information
Item 1.	Financial Statements (Unaudited).
Consolidated Statements of Operations. Three Months Ended June 30, 2000 and 1999
Six Months Ended June 30, 2000 and 1999
Consolidated Balance Sheet: June 30, 2000 and December 31, 1999
Consolidated Statements of Cash Flows: Three months ended June 30, 2000 and 1999
Six months ended June 30, 2000 and 1999
Notes to Consolidated Financial Statements June 30, 2000
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

Part 1. FINANCIAL INFORMATION

CENTURY INDUSTRIES
CONSOLIDATED BALANCE SHEET
AT JUNE 30, 2000 AND DECEMBER 31, 2000

	JUNE	DEC
	2000	1999
ASSETS
CURRENT ASSETS:
Cash & Equivilents	$19,593	$9,754
Inventory at Cost	324,595	409,975
Total current assets	344,188	419,729
Property and Equipment at Cost:
Computer Equipment and Software	107,092	107,092
Furniture, Equipment & Leasehold Improvements	2,597	2,597
	109,689	109,689
Less Accumulated Depreciation	(40,548)	(29,578)
	69,141	80,111
OTHER ASSETS:
Customer list less accumulated amortization of $ 251,313 in 2000 & $ 223,979 in 1999	377,353	432,021
TOTAL	$790,681	$931,861
LIABILITIES AND DEFICIENCY STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable & Accrued Expenses	$954,010	$777,388
Bonds Payable	637,500	637,500
Current Maturities of Capital Lease	9,484	20,352
Advances from Shareholders	764,494	302,923
Total current liabilities	2,365,487	1,738,163
Capital Lease obligation, Less current portion	49,140	41,104
Commitments & Contingencies	-	-
Total Liabilities	2,414,627	1,779,267
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 200,000,000 shares authorized, 19,943,708 issued and outstanding in 2000 and 97,586,131 in 1999	19,944	97,586
Additional paid-in capital	824,992	747,350
Deficiency in Stockholders Equity	(2,468,882)	(1,692,342)
Total stockholders' equity	(1,623,946)	(847,406)
TOTAL LIABILITIES & CAPITAL	$790,681	$931,861

The accompanying notes are an integral part of the Financial Statements

STATEMENT OF LOSSES
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

	THREE MONTHS ENDED		SIX MONTHS ENDED
	2000	1999	2000	1999
	(UNAUDITED)		(UNAUDITED)
REVENUES:	$54,088	$315,860	180,690	741,329
Cost of Sales	(514,595)	(206,011)	(553,295)	(346,957)
Gross Profit	460,507	109,849	372,605	394,372
EXPENSES:
Depreciation and amortization	33,616	-	65,637	-
Interest	1,469	-	6,276	-
Selling; General and Administration	164,905	437,366	362,960	747,764
Total expenses	199,990	437,366	434,873	747,764
Operating Loss	(690,497)	(327,517)	(807,478)	(353,393)
Provision for Taxes	-	-	-	-
Net Income (Loss)	(660,497)	(327,517)	(807,478)	(353,393)
Net (loss) income per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)
Basic and assuming dilution	-	-	-	-
Weighted average common shares outstanding (adjusted as per reverse split)	19,943,708	19,517,226	19,943,708	19,517,226

The accompanying notes are an integral part of the Financial Statements

CENTURY INDUSTRIES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

	JUNE	JUNE
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(660,497)	$(353,393)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	65,639	-
Inventory	(85,380)	(597,926)
(Increase) decrease in assets:
Accounts receivable	-	12,310
Other assets	-	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	176,622	387,207
Net cash (used in) provided by operating activities	(503,616)	(551,801)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock	-	24,715
Capital Lease obligation	(2,832)	12,073
Shareholder Loan	461,570	397,125
Net cash provided by financing activities	458,738	433,913
(DECREASE) INCREASE IN CASH	(44,878)	(117,888)
CASH, BEGINNING	9,754	(99,447)
CASH, ENDING	19,593	16,438
INTEREST PAID (Cash Basis)	6,276	-
INCOME TAXES PAID (Cash Basis)	-	-

The accompanying notes are an integral part of the Financial Statements

CENTURY INDUSTRIES INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A- SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-QSB, as amended

Basis of Presentation
The consolidated financial statements include the accounts of the Company .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this report.

Description of Company

Century Industries Inc.

Century Industries Inc. is a business service company developing in core competency in web technology and implementing a proprietary concept called Cybercourt. Century Industries, Inc. diversifies through strategic alliances and joint ventures, and in exchange for technology, intellectual and financial capital, charges fees or participates in equity or revenue sharing. In addition to web technology, at present Century Industries, Inc. has a nutritional division in a joint venture with Quantum Nutritionals, Inc., and a membership marketing division in a joint venture with USA One.

Forward Looking Statement
This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1955. All statements included herein that address activities, events or developments that the corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained hereinare reasonable, any of the assumptions could be inaccurate. There canbe no assurance that the forward-looking statements included in thisfiling will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

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

The Registrant has continued implementing its Plan of Reorganization as set forth in the 10-KSBA.

(1) Century has moved from the steel and insurance business into the business service sector, pursuant to the Plan of Reorganization. This industry is poised for explosive growth over the next decade primarily because of the impact of technology and its e-business progeny, i.e. the Internet, e-commerce, and virtual private nets.

(2) Century is a business services company that acts as an Enterprise Hub for small businesses and professions. Century provides technology, financial and intellectual capital in exchange for fees, revenue sharing, or equity participation.

(3) Century's market is contained in 42% of the fastest growing businesses in the United States, which are micro-cap companies under a $250,000,000 capitalization.

(4) Century, through its skilled and experienced Management Team, establishes strategic relationships with other businesses that are selected because of their unique, competitive quality, products or services.

(5) Century's strategy is to keep overhead at no more than 20% and put 80% to the bottom line before taxes.

To accomplish this, Century has created a Management Team on consulting contracts and outsources to its strategic relationships and most of its administrative costs as well as cost of products and services.

(6) To accomplish this marketing strategy and build a Diversified Service Enterprise Company, Century must create an information system through Cybercourt Systems, Inc.

(7) It is essential that Century's business strategy be aligned with technology architecture strategy to create a Diversified Service Enterprise Company.

(8) In other words, the design of the technology and the business transactions must fit "hand in glove" to capture efficiencies, profitability, and return value to shareholders.

(9) In the Membership Marketing Division, the Company, through its revenue sharing strategic alliance with USA One and IRMA, (discussed in the 10-KSBA), has entered into agreements with several network marketing companies for distribution of its plan USA One and has also initiated an in-house agent recruitment program that is being supervised by two full licensed insurance brokers working out of the South Carolina office. In addition, Century through USA One Global Communications, has launched a discount long distance USA residential telephone program that is highly competitive and in conjunction with a Sisco premier partner, Teldex.

The fortune 500 company referred to in the previous 10QSB filed on March 31, 2000 has announced in Florida the pilot program with respect to marketing USA One plan through the 68,000 marketing representatives in the segment marketing operations of the Company.

(10) The Nutritional Division, Quantum Nutritionals, Inc., has developed preliminary agreements for the mass marketing of the proprietary functional drinks developed by the Company in conjunction with Aloe Commodities, Inc., as well as private labeling of this product with multiple vendors. Quantum received an order for $93,000 for its diet drinks in the second quarter; and

(11) The Web Technology Division has entered negotiations with two public companies to implement the proprietary concept of Cybercourt as well as becoming an Application Service Provider (ASP).

Revenues for the Second Quarter have declined when compared with the Second Quarter for 1999 in that, pursuant to the Plan of Reorganization, the network marketing business is now a small business unit under the Nutritional Division and an entirely new line of products is being developed as well as a new Compensation Plan for Marketing Representatives and the creation of the proprietary concept called "Downline Management Services". The network marketing small business unit also requires capital to continue the "Arena Network Marketing" program. Accordingly, since all of Century's revenues during the Second Quarter of 1999 came from the Network Marketing Division, the downsizing of this Division and the re-focusing of Century into a Plan of Reorganization with an expanded (1) Nutritional Division; (2) Membership Marketing Division; and (3) Web Technology Division, has resulted in a decrease in revenues as the Company has refocused its core competency on larger, more productive markets and contractual opportunities, with special emphasis on technology.

Results of Operations

Second Quarter Ended June 30, 2000 and 1999

Second Quarter 2000 revenues have decreased from 315,860 in 1999 to $54,088 in 2000 for a decrease of $261,772 or approximately 17%. It should be noted that a consignment of inventory having a value of approximately $885,000 on which there has been part-performance occurring during the Second Quarter in the amount of $47,000. The decrease in revenues is due to the restructing of the network marketing small business unit and eliminating products with unfavorable margins.

Six Months Ended June 30, 2000 and 1999

The first six months of 2000, compared to the first six months of 1999, showed a decrease in revenues from $741,329 to $315,860 and a decrease in expenses from $747,764 in 1999 to $362,609 in 2000. The decrease in revenues is based on the decrease in revenue stream from the network marketing small business unit. The decrease in expenses is based on economies achieved in outsourcing.

Liquidity and Capital Resources

As of June 30, 2000, the Company had a working capital deficit of $ 1,623,946 compared to a deficit of $ 847,406 at December 31, 1999, a deficit increase of $776,540, or 52%. The increase in the working capital deficit is attributed to an increase in payables to the Company's trade creditors and advances from shareholders to meet the Company's working capital requirements.

The Company generated cash flow deficits from operations of $660,497 for six months ended June 30, 2000. Decreased cash flow from operating activities for six months ended June 30, 2000 is primarily attributable to the Company's net loss from operations of $ 807,478 adjusted for depreciation and amortization of $65,637.

The Company did not use any cash for investing activities during the six months ended June 30, 2000. Management anticipates investing funds during the next 12 months for property and equipment in order to implement its plan of reorganization.

Cash flows provided from financing activities was $458,738 during six months ended June 30, 2000. The Company received loan proceeds of $ 461,570 from Company shareholders. The loan proceeds were used for working capital purposes.

While the Company has raised capital to meet its working capital and facility and equipment financing needs, additional financing will be required in order to implement its business plan. The Company is seeking financing in the form of equity and debt in order to provide for these plans and for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations. In addition, Company officers and significant shareholders guarantee all of the Company's bank debt.

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are in the Eastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

Second Quarter Consolidated Assets and Capital Growth

The Company's assets increased from $931,861 in 1999 to 790,861 for the Second Quarter of the year 2000. This decrease is a result of the Company's review of Inventory and has determined that the inventory has an impairment as in accordance with FAS 121 .

Part 2. OTHER INFORMATION

Item 1. Legal Proceedings

On August 15, 2000, creditors filed an involuntary bankruptcy petition against the Company in the U.S. Bankruptcy Court for the District of New Jersey. On August 25, 2000 the court dismissed the petition. The Bankruptcy Court has scheduled an evidentiary hearing regarding the petition on September 8, 2000.

As of June 30, 2000, there was no material legal proceedings in which the Company is involved, either as plaintiff or defendant, except for a dispute with a vendor, Jenkon, Inc. This dispute is now in mediation and arbitration and will not have a material effect on the Company's business. The small claims actions that were disclosed in the 10-QSB filed for March 31, 2000 have been resolved and are no longer pending.

In May, 2000 a default judgment was entered in the State of Florida against Century Industries, Inc. based on a legal action that had been filed prior to December 30, 1999 and had been dismissed as to the plaintiff. However, the plaintiff in that action refiled a motion to reinstate the case and failed to serve the proper registered agent for Century Industries, Inc. since Century Industries, Inc. had designated a new registered agent in the State of Nevada on February 12, 2000. A notice of reinstatement was sent to the former registered agent for Century Industries, Inc. and under the District of Columbia law, personal service was required and not effected on the former registered agent. Under these circumstances, no appearance was filed on behalf of Century Industries, Inc. and a default judgment was entered. This default judgment was not an adjudication on the merits and the default judgment is in the process of being vacated by a prestigious law firm that specializes in litigation throughout the United States. It is the opinion of legal counsel for the Company that this judgment will be vacated and there are meritorious defenses to the action, and that the legal action will in no way adversely affect the financial well being of the Company.

In April 2000 Healthrite Inc., Jason Pharmaceuticals and Montana Naturals commenced a legal action against multiple defendants including Century Industries, Inc. in the state court of Maryland. This legal action was removed by Century Industries, Inc. to the United State District Court and a substantial counterclaim as well as third-party claim had been filed in the case against Bradley MacDonald, the CEO of Healthrite, Inc. as well as Healthrite, Inc. based on fraud, misrepresentations, deceit and breach of contract that were practiced by Healthrite, Inc. and Bradley MacDonald with respect to the status of the Nautilus license and Nautilus products, all of which was disclosed in the 10KSB which was filed on December 31, 1999. Counsel for the Company believes that there will be a substantial dollar recovery against Healthrite and Bradley MacDonald and that the claim against Century Industries for recovery on a book account will have no material effect on the Company's well being.

Item 2. Change in Securities

NONE

Item 3. Defaults

Under the Asset Purchase Agreement of Worldwide Network, Inc., Century assumed payment on bonds disclosed in the financial section of the 10-KSB filed on May 4, 2000 and this 10-QSB.

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

Pursuant to management's Plan of Operations disclosed in the 10-KSB filed on May 4, 2000, the Company will pursue establishing technology as its core business and diversify strategic alliances and joint ventures in the fields of (1) health & nutrition; (2) membership marketing; (3) tele-communications; and (4) entertainment and leisure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June 19, 2000

Carl J. Valore, CEO/Secretary - Wade Cordell, Chairman of the Board/Director

Thomas L. Murphy, CFO/Director - Joseph DeHoust, Vice President of Corporate Strategy

William Money, President/Director - Keith Dooley, CPA/Director