Form 10QSB
period 2000-09-30
CENTURY INDUSTRIES INC /DC/
filed 2000-12-27
CIK 355701

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2000

                        Commission file number 001-13327

                            CENTURY INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

       Nevada                                               54-1100941
(State of Incorporation)                       (IRS Employer Identification No.)

                2106 NEW ROAD SUITE C-4 LINWOOD, NEW JERSEY 08221
                    (Address of Principal Executive Offices)

                                 (609) 601-2300
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,699,712 shares of Common Stock ($.001 par value) as of November 20, 2000.


Transitional small business disclosure format:  Yes [ ]   No [x]

                            CENTURY INDUSTRIES, INC.
                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2000


Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited).

Consolidated Balance Sheets:
                           September 30, 2000

                  Consolidated Statements of Operations:
                           Three Months Ended September 30,2000 and 1999
                  Nine Months Ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows:
                           Nine Months Ended September  30, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                           September 30, 2000

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)

                              BALANCE SHEETS
                                                     SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                            ----             ----
                                                        (Unaudited)

                                     ASSETS
                                     ------
Current assets:
     Cash and equivalents                              $    17,039    $     9,754
     Accounts receivable                                    66,695
     Prepaid expenses
     Inventories, at cost                                  371,110        409,975
Total current assets                                       454,844        419,729

Property and equipment - net                                74,626         80,111

Other Assets
     Customer list - net                                   328,000        432,021

Total Assets                                               934,945        931,861

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
               --------------------------------------------------

Current Liabilities:
     Accounts payable and accrued expenses                 838,872        777,388
     Shareholder loans                                     461,291        302,923
     Bonds payable                                         585,000        637,500
     Current maturities of capital lease obligations
                                                            28,769         20,352

Capital Lease obligations, less current maturities                         41,104

Stockholders' equity:
     Common stock, par value, $.001 per share;
          100,000,000 authorized, 23,699,712
          issued at September 30, 2000                     236,997         97,586
          and 97,586,131 at December 31, 1999
     Additional paid-in-capital                            799,171        747,350
     Deficiency in retained earnings                    (2,015,155)    (1,692,342)


The accompanying notes are an integral part of these financial statements.


                            CENTURY INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                       Three months ended           Nine Months ended
                                                         September 30,                September 30,
                                                    ------------------------    ------------------------
                                                       2000          1999          2000          1999
                                                    ----------    ----------    ----------    ----------
Revenues:
     Product sales                                     35,399       261,297       235,333     1,002,626
Cost of sales                                          10,048       157,844        46,686       504,801
                                                    ----------    ----------    ----------    ----------
     Gross profit                                      25,351       103,453       188,647       497,825

Operating expenses:
     Selling, general and administrative              202,797       528,658       611,315     1,276,422
                                                    ----------    ----------    ----------    ----------

Operating expenses                                    202,797       528,658       611,315     1,276,422

                                                    ----------    ----------    ----------    ----------
Net loss before taxes                                (177,446)     (425,205)     (422,668)     (778,597)

Provision for income taxes                                  -             -             -             -
                                                    ----------    ----------    ----------    ----------

Net loss                                             (177,446)     (425,205)     (422,668)     (778,597)
                                                    ==========    ==========    ==========    ==========

Losses per common share                             $    (.01)    $    (.04)    $    (.02)    $    (.08)
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                         23,699,712     9,758,613    20,064,032     9,758,613
     Diluted                                       12,699,712     9,758,613    20,064,032     9,758,613


The accompanying notes are an integral part of these financial statements


                            CENTURY INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months ended Sept 30
                                                                        2000        1999
                                                                        ----        ----
Cash flows from operating activities:                                 (422,668)   (778,597)
     Net income from operating activities
     Adjustments to reconcile net income to net cash:
          Depreciation and amortization                                109,506     178,060
          Stock issued in exchange for services                        101,852           -

          Change in:
               Inventories                                              38,865    (709,627)
               Accounts payable and accrued expenses                    54,049     389,311
                                                                      ---------   ---------
    Net cash from operating activities                                (118,396)   (920,853)

Cash flows used in investing activities:
     Capital expenditures                                                    -           -
     Deposit on equipment                                                    -           -
                                                                      ---------   ---------
     Net cash used in investing activities                                  -0-         -0-

Cash flows (used in)/provided by financing activities:
     Proceeds from bonds payable                                             -     321,667
     Proceeds from loans from stockholders                             158,368     487,535
     Repayment of Capital Lease Obligation                             (32,687)    (27,505)
     Repayment of Bank payable                                               -           -
     Issuance of common stock, net                                           -      19,650
                                                                      ---------   ---------
     Net cash provided by financing activities                         125,681     801,347
                                                                      ---------   ---------

Net increase in cash and cash equivalents                                7,285    (119,506)

Cash and cash equivalents at January 1                                   9,754      99,447
                                                                      ---------   ---------
Cash and cash equivalents at Sept 30                                  $ 17,039    $(20,059)
                                                                      =========   =========

Supplemental Information:
     Interest Paid
     Income Tax Paid                                                         -           -
     Common stock issued in exchange for debt                          314,500      12,481
     Common stock issued in exchange for services                      101,852           -

The accompanying notes are an integral part of these financial statements

                            CENTURY INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's SEC Form 10-SB, as amended.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Worldwide Industries, Inc. Significant intercompany transactions have been eliminated in consolidation.



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations



The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

DESCRIPTION OF COMPANY
----------------------

Century Industries Inc. is a business service company developing its core competency in web technology and implementing a proprietary concept called Cybercourt. Century Industries, Inc. diversifies through strategic alliances and joint ventures, and in exchange for technology, intellectual and financial capital, charges fees or participates in equity or revenue sharing.

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Corporation expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Corporation's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Corporation would be achieved.

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

(9) In the Membership Marketing Division, the Company, through its revenue sharing strategic alliance with IRMA, (discussed in the 10-KSBA), has entered into agreements with several network marketing companies for distribution of its benefits package. Century has replaced USA One as a vendor with the National Association of Preferred Providers. Century ha negotiated a 19% ownership of IRMA and 6% of IRMA's gross revenues.

The fortune 500 company referred to in the previous 10QSB filed on March 31, 2000 has announced in Florida the pilot program with respect to marketing the IRMA benefits plan through the 68,000 marketing representatives in the segment marketing operations of the Company. It has been decided to launch and concentrate the pilot program in South Carolina.

(10) The Nutritional Division, Quantum Nutritionals, Inc., has developed preliminary agreements for the mass marketing of the proprietary functional drinks developed by the Company in conjunction with Aloe Commodities, Inc., as well as private labeling of this product with multiple vendors. Century has decided to dividend out to Century Shareholders a substantial block of its 19% ownership in Quantum.

(11) The Web Technology Division can not be launched without raising substantial capital or a joint venture.

Revenues for the Third Quarter have declined when compared with the Third Quarter for 1999 in that, pursuant to the Plan of Reorganization, the network marketing business is now a small business unit under the Nutritional Division and an entirely new line of products is being developed as well as a new Compensation Plan for Marketing Representatives and the creation of the proprietary concept called "Downline Management Services". The network marketing small business unit also requires capital to continue the "Arena Network Marketing" program. Accordingly, since all of Century's revenues during the Third Quarter of 1999 came from the Network Marketing Division, the downsizing of this Division and the re-focusing of Century into a Plan of Reorganization with an expanded (1) Nutritional Division; (2) Membership Marketing Division; and (3) Web Technology Division, has resulted in a decrease in revenues as the Company has refocused its core competency on larger, more productive markets and contractual opportunities, with special emphasis on technology.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

REVENUES AND EXPENSES

Third Quarter 2000 revenues have decreased from $261,297 in 1999 to $35,399 in 2000 for a decrease of $225,898 or approximately 85%. The decrease in revenues is due to the restructuring of the network marketing small business unit and eliminating products with unfavorable margins.

Costs of sales for the three months ended September 30, 2000 decreased from $46,685 in 1999 to $10,048 in 2000. The decrease is related to the Company's decrease in sales volume during the same period.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

REVENUES AND EXPENSES

Revenues for the first nine months of 2000, compared to the first nine months of 1999, showed a decrease from $1,002,626 to $235,333 and a decrease in expenses from $1,276,422 in 1999 to $611,315 in 2000. The decrease in revenues is based on the decrease in revenue stream from the network marketing small business unit. The decrease in expenses is based on economies achieved in outsourcing.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2000, the Company had a working capital deficit of $1,255,283 compared to a deficit of $1,318,434 at December 31, 1999, a deficit increase of $63,151. The increase in the working capital deficit is attributed to an increase in payables to the Company's trade creditors and advances from shareholders to meet the Company's working capital requirements.

The Company generated cash flow deficits from operations of $118,396 for nine months ended September 30, 2000 is primarily attributable to the Company's net loss from operations, adjusted for depreciation and amortization.

The Company did not use any cash for investing activities during the nine months ended September 30, 2000. Management anticipates investing funds during the next 12 months for property and equipment in order to implement its plan of reorganization.

There were no financing activities during the nine months ended September 30, 2000.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material adverse effect on the Company's financial condition or results of operations.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 15, 2000, creditors filed an involuntary bankruptcy petition against the Company in the U.S. Bankruptcy Court for the District of New Jersey. On August 25, 2000 the court dismissed the petition. The Bankruptcy Court has scheduled an evidentiary hearing regarding the petition on September 8, 2000. A Consent Order was entered on September 23, 2000 which was dismissed on December 19, 2000 and the company agreed to a Voluntary Chapter 11 as a Debtor in Possession with an Examiner. This will give Century a safe harbor from all litigation wherein Century is a plaintiff or defendant in Ohio, New Jersey, Maryland and Florida while Century submits a plan of reorganization and re-financing within 90 days.

As of September 30, 2000, there was no material legal proceedings in which the Company is involved, either as plaintiff or defendant, except for a dispute with a vendor, Jenkon, Inc. This dispute is now in mediation and arbitration and will not have a material effect on the Company's business. The small claims actions that were disclosed in the 10-QSB filed for March 31, 2000 have been resolved and are no longer pending. Legal counsel has advised an Ohio judgment is unforceable.

In May, 2000 a default judgment was entered in the State of Florida against Century Industries, Inc. based on a legal action that had been filed prior to December 30, 1999 and had been dismissed as to the plaintiff. However, the plaintiff in that action refiled a motion to reinstate the case and failed to serve the proper registered agent for Century Industries, Inc. since Century Industries, Inc. had designated a new registered agent in the State of Nevada on February 12, 2000. A notice of reinstatement was sent to the former registered agent for Century Industries, Inc. and under the District of Columbia law, personal service was required and not effected on the former registered agent. Under these circumstances, no appearance was filed on behalf of Century Industries, Inc. and a default judgment was entered. This default judgment was not an adjudication on the merits and the default judgment is in the process of being appealed by a prestigious law firm that specializes in litigation throughout the United States. It is the opinion of legal counsel for the Company that this judgment will be vacated and there are meritorious defenses to the action, and that the legal action will in no way adversely affect the financial well being of the Company.

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

As of September 30, 2000 there were 10 legal actions filed in Atlantic County, New Jersey on Worldwide Network Inc. bonds. Century Industries Inc., has been incorrectly named as a party defendant in these law actions and Worldwide Network Inc. is liable subject to the conditions in the Asset Purchase Agreement of December 30, 1999.

Item 2. - Changes in Securities and Use of Proceeds.

NONE


Item 3.  Defaults Upon Senior Securities.

Under the Asset Purchase Agreement of Worldwide Network, Inc., Century assumed payment on bonds disclosed in the financial section of the 10-KSB filed on May 4, 2000 and this 10-QSB subject to the conditions in the Asset Purchase Agreement.


Item 4.  Submission of Matters to a Vote of Security Holders.

NONE


Item 5.  Other Information

Pursuant to management's Plan of Operations disclosed in the 10-KSB filed on May 4, 2000, the Company will pursue establishing technology as its core business and diversify strategic alliances and joint ventures in the fields of (1) health & nutrition; (2) membership marketing; (3) tele-communications; and (4) entertainment and leisure.

Michael Essary replaced William Money as President Director during the 4th quarter. Mr. Money assumed a Directorship with Quantum Nutritionals Inc.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

                            27.1 Financial Data Schedule


                      (b)  Reports on Form 8-K.

                                     None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 19, 2000
Carl J. Valore, CEO/Secretary - Wade Cordell, Chairman of the Board/Director Thomas L. Murphy, CFO/Director - Joseph DeHoust, Vice President of Corporate
   Strategy
Michael Essary, President/Director - Keith Dooley, CPA/Director

                                      CENTURY INDUSTRIES, INC.

December 26, 2000                        By: /s/ Carl Valore
-------------------                          -------------------------
Date                                         Chief Executive Officer